Form 10-Q
period 1995-12-31
PLANET RESOURCES INC
filed 1996-05-15
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTER ENDED DECEMBER 31, 1995               COMMISSION FILE NUMBER
                                    1-7149



                          ALLIED SILVER-LEAD COMPANY
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)



              IDAHO                          82-0277987
- - ---------------------------------  -----------------------------
(STATE OF OTHER JURISDICTION       (IRS EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)             NUMBER)


              1415 LOUISIANA, SUITE 3100, HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                             (713)    658-1142
                       (REGISTRANT'S TELEPHONE NUMBER,
                             INCLUDING AREA CODE)



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                    YES     X          NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS          OUTSTANDING AT DECEMBER 31, 1995

COMMON STOCK, ONE CENT PAR VALUE               8,025,737











                                   FORM 10Q

                          ALLIED SILVER-LEAD COMPANY

                               INDEX AND REPORT
                              _________________



  PART I.          FINANCIAL INFORMATION:

        ALLIED SILVER-LEAD IS A MINING COMPANY IN THE DEVELOPMENT STAGE AND IS NOT REQUIRED TO FILE PART I OF FORM 10Q (FINANCIAL INFORMATION) UNDER THE TERMS OF RULE 13(A) - 13(B).

  PART II.          OTHER INFORMATION AND SIGNATURES:

         THE COMPANY HAS REVIEWED THE REPORTING REQUIREMENT OF PART II OF FORM 10Q. NO CORPORATE OR OTHER ACTIVITIES HAVE OCCURRED WHICH REQUIRE A REPORT.

     NO EXHIBITS ARE ATTACHED.

                              _________________

                                 SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                         ALLIED SILVER-LEAD COMPANY



DATE:  MAY 15, 1996  BY
       ------------
                              A.W. DUGAN
                         CHIEF EXECUTIVE OFFICER
                         AND CHAIRMAN OF THE BOARD