Form 10-Q
period 1996-03-31
PLANET RESOURCES INC
filed 1996-05-15
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED MARCH  31, 1996     COMMISSION FILE NUMBER 1-7149


                            PLANET RESOURCES, INC.

                             (FORMERLY KNOWN AS)

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


                    YES     X          NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

          CLASS          OUTSTANDING AT MARCH 31, 1996

COMMON STOCK, $.001 PAR VALUE               1,605,147








                                   FORM 10Q

                            PLANET RESOURCES, INC.

                             (FORMERLY KNOWN AS)

                          ALLIED SILVER-LEAD COMPANY

                               INDEX AND REPORT
                              _________________



  PART I.          FINANCIAL INFORMATION:

      PLANET RESOURCES, INC. IS A MINING COMPANY IN THE DEVELOPMENT STAGE AND IS NOT REQUIRED TO FILE PART I OF FORM 10Q (FINANCIAL INFORMATION) UNDER THE TERMS OF RULE 13(A) - 13(B).

  PART II.          OTHER INFORMATION AND SIGNATURES:

       PLEASE REFER TO AN INFORMATION STATEMENT PREVIOUSLY PROVIDED ON JANUARY 16, 1996, IN CONJUNCTION WITH OUR FILING OF FORM 8K, RELATING TO A
REINCORPORATION OF ALLIED SILVER-LEAD COMPANY, AN IDAHO CORPORATION (THE "COMPANY"), IN DELAWARE THROUGH A MERGER OF THE COMPANY INTO PLANET RESOURCES, INC., A NEWLY FORMED WHOLLY-OWNED DELAWARE SUBSIDIARY OF THE COMPANY ("PLANET") WITH PLANET SURVIVING THE MERGER. THE REINCORPORATION WAS EFFECTIVE ON JANUARY 15, 1996 AND RESULTED IN (I) THE COMPANY'S NAME BEING CHANGED TO PLANET RESOURCES, INC. (II) SHARES OF COMMON STOCK OF THE COMPANY BEING CONVERTED INTO THE RIGHT TO RECEIVE ONE SHARE OF COMMON STOCK OF PLANET FOR EACH FIVE SHARES OF COMMON STOCK OF THE COMPANY AS OF THE DATE OF REINCORPORATION, (III) ELIMINATION OF THE RIGHT TO CUMULATIVE VOTING FOR THE ELECTION OF DIRECTORS, (IV) THE PERSONS SERVING AS OFFICERS AND DIRECTORS OF THE COMPANY CONTINUE TO SERVE IN THEIR RESPECTIVE CAPACITIES; AND (V) THE ARTICLES OF INCORPORATION OF THE COMPANY CHANGED TO (A) REDUCE THE PAR VALUE OF THE COMMON STOCK OF THE COMPANY FROM $.01 TO $.001, (B) REDUCE THE NUMBER OF SHARES OF COMMON STOCK THE COMPANY IS AUTHORIZED TO ISSUE FROM 50,000,000 TO 10,000,000, AND (C) AUTHORIZING THE COMPANY TO ISSUE 1,000,000 PREFERRED SHARES WITH A PAR VALUE OF $.001 PER SHARE.

                              _________________

                                  SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                         PLANET RESOURCES, INC.

                         (FORMERLY KNOWN AS)

                         ALLIED SILVER-LEAD COMPANY



DATE:  MAY 15, 1996  BY
       ------------
                              A.W. DUGAN
                         CHIEF EXECUTIVE OFFICER
                         AND CHAIRMAN OF THE BOARD