Form 10-K
period 1996-06-30
PLANET RESOURCES INC
filed 1996-09-30
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X]          ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 (FEE REQUIRED) for the fiscal year ended June 30, 1996.

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ___________ to _______________.

Commission  File  No.  1-7149
                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
            (Exact name of Registrant as specified in its charter)

          Delaware                                             82-0277987
(State  or  other  jurisdiction                                 (IRS Employer
Identification
of  Incorporation  or  organization)                                   Number)

   1415 Louisiana, Suite 3100        Houston, Texas 77002-7360        (713)
                                   658-1142
    (Address, including zip code, and telephone number including area code of Registrant's principal executive offices and place of business)

     Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                             Name of each exchange
                  Title of Class     on which registered

     Common  Stock  $.001  par  value       Shares were formerly listed on the
Spokane  Stock  Exchange  which  closed  May  24,  1991.    The  Shares of the
Registrant  are  now  quoted  by  the  Spokane  Quotation  Bureau.

     Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
                                     NONE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes                    X                             No     ______

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant at September ___, 1996 was $____________**. For purposes of this computation, all officers and directors of the Registrant
are  deemed  to  be  affiliates.    Such determination should not be deemed an
admission  that  such  officers  and  directors  are  affiliates.

Indicate the number of shares outstanding of the Registrant's classes of Common Stock, as of the latest practicable date.
                                        Number  of  Shares  Outstanding
     Title  of  Each  Class  of  Common  Stock       at September 20, 1996
                    Common  Stock  $.001  par  value                1,605,147

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

This  Form 10-K consists of 22 pages.  The Table of Contents is listed on Page
i.
**    See  Page  4.
i

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)

                           FORM 10-K ANNUAL REPORT
                                JUNE 30, 1996

                              TABLE OF CONTENTS


                                    PART I

ITEM  1          BUSINESS
ITEM  2          PROPERTIES
ITEM  3          LEGAL  PROCEEDINGS
ITEM  4          MATTERS  SUBMITTED  TO  A  VOTE  OF  SECURITIES  HOLDERS


                                   PART II

ITEM  5       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS
ITEM  6          SELECTED  FINANCIAL  DATA
ITEM 7 MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM  8          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                   PART III

ITEM  10          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
ITEM  11          MANAGEMENT  REMUNERATION  AND  TRANSACTIONS
ITEM  12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM  13          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


                                   PART IV

ITEM  14      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND RECORDS ON FORM 8-K

SIGNATURES


                                      7
                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART I
                                JUNE 30, 1996

ITEM  1.          BUSINESS"ITEM1.BUSINESS"l1

(a) The Registrant was incorporated under the laws of the State of Idaho on March 22, 1967 and until January 1992 operated as an exploratory mining company in the development stage.

     Since its incorporation, the business activities of Allied Silver-Lead Company ("Allied") have been confined to the acquisition of mineral rights lying beneath the City of Mullan, Shoshone, County, Idaho, and seeking to identify a third-party partner to finance exploration and development of the property.

     Registrant acquired by deed and/or lease the subsurface mineral rights to approximately 393 acres or 99.9% of the land area contained within the boundaries of the City of Mullan, County of Shoshone, Idaho, located in the Hunter Mining District. Included in the above are mineral rights to 3 acres owned by School District #392 and 200 acres owned by the City of Mullan, Idaho, under a lease agreement which has now expired.

     On January 1, 1981, Registrant entered in to a lease agreement (the "Agreement") with Sunshine Mining Company, a Delaware corporation, with mining properties situated in Shoshone County, Idaho. On June 26, 1984, the lease was assigned by Sunshine to Hecla Mining Company ("Hecla"). The lease covers all of Registrant's properties north of the Osburn Fault as defined in the lease agreement. The lease is for a period of forty years with a right to renew for an additional forty years; however, on October 16, 1991, Hecla notified the Registrant that it was electing to terminate the Agreement on January 16, 1992. Hecla paid the final royalty check of $28,512 on December 31, 1991. At a later date, Hecla provided the Registrant with an inventory of the pipe, track and writing installed in Allied's property.

     Effective January 15, 1996, Allied reincorporated in Delaware through a merger into Planet Resources, Inc. ("Planet" or the "Company"). The reincorporation resulted in (1) Allied's name being changed to Planet Resources, Inc., (2) shares of common stock of Allied being converted into the right to receive one share of common stock of Planet for each five shares of common stock of Allied as of the date of reincorporation, (3) elimination of the right to cumulative voting for the election of directors, (4) the persons serving as officers and directors of Allied continue to serve in their respective capacities, and (5) the Articles of Incorporation of Allied changed to (a) reduce the par value of the commons stock from $.01 to $.001, (b) reduce the number of shares of common stock the Company is authorized to issue from 50,000,000 to 10,000,000, and (c) authorized the Company to issue
1,000,000  preferred  shares  with  a  par  value  of  $.001  per  share.

     The Company presently has no commercial operations although management is evaluating various future operating strategies, including the merger of the Company with operating entities.

(b)          Not  applicable.

(c) (1) (i) if the Registrant were to develop an ore body on its property, such ores would be processed through a floatation mill and the concentrates sold at prevailing market prices to a smelter under a negotiated smelter contract. The closest smelter to the Registrant's properties is the East Helena Smelter of ASARCO Incorporated, approximately 240 miles to the
east.    Any  transportation  of  concentrates  would  be  by  truck.

     (ii)          Not  applicable.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART I
                                JUNE 30, 1996

ITEM  1.          CONTINUED

          (iii) The source and availability of raw materials essential to the Registrant's business are readily available from local suppliers.

          (iv) Registrant holds no patents, trademarks, licenses franchise or concessions.

          (v)          The business of Registrant is not of a seasonal nature.

          (vi) The business of Registrant does not require significant amounts of working capital at the present time.

          (vii)          See  (c)(1)(i)  above.

(viii)          The  Company  does  not  have  a  backing  of  orders.

          (ix) Registrant does not participate in any governmental contracts.

          (x) Registrant is inactive and is not in direct competition with any other business.

          (xi) Registrant's business is such that no expenditures are required for research and development.

          (xii)          See  (c)(1)(i)  above.

          (xiii) There have been no material effects upon Registrant's business in complying with governmental provisions with respect to protection of the environment.

          (xiv) Registrant has no employees and its current officers and directors serve without established compensation.

(d)          Not  applicable.


ITEM  2.          PROPERTIES"ITEM2.PROPERTIES"l1

(a) The Company is the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to real property owners of one share of capital stock for each 25 square feet of surface owned. In acquiring such mineral rights, the Company issued 361,739 shares of capital stock as adjusted for subsequent stock splits and the Planet merger. Conveyance of title included, free of any additional stock issue, all subsurface rights lying beneath adjacent streets and alleys where ownership rested with the grantor. The acquisition of such mineral rights was completed in November of 1985.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART I
                                JUNE 30, 1996

ITEM  2.          CONTINUED

(b)          Property  Being  Leased  to  Allied

     (1) Allied entered into an agreement dated May 1, 1981, with the City of Mullan (which supersedes a previous agreement dated December 31, 1971) whereby the Company, as Lessee, has the right to mine subsurface minerals on approximately 200 acres owned by the City north of Osburn Fault for a period of 25 years (subject to a renewal option for an additional 25 years), The City, as lessor, received 20% of all royalty payments or other consideration received by Allied from Hecla. In the event Allied enters in to a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City shall receive 15% of the royalties received. No royalties have been paid on "City Property" south of the fault.


(c) The Registrant has no competitive economic position in the mining industry as no mineral production has ever been realized.

(d)          Registrant  has  no  oil  and  gas  operations.


ITEM  3.          LEGAL  PROCEEDINGS"ITEM3.LEGALPROCEEDINGS"l1

     There  are  no  legal  proceedings  pending.


ITEM  4.          MATTERS  SUBMITTED  TO  A  VOTE  OF  SECURITIES
HOLDERS"ITEM4.MATTERSSUBMITTEDTOAVOTEOFSECURITIESHOLDERS"l1

     None

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                JUNE 30, 1996

ITEM  5.          MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK AND RELATED
STOCKHOLDER

ATTERS"ITEM5.MARKETFORTHEREGISTRANT'SCOMMONSTOCKANDRELATEDSTOCKHOLDERMATTER
"l1

(a)          Price  Range  of  Common  Stock

          The following table shows the range of closing bid prices for the Common Stock as reported by the Spokane Quotation Bureau Service.

               Quarter          Period  07/01/94          Period  07/01/95
               Ended          to  06/30/95          to  06/30/96
                              High          Low           High     Low
          September  30          $.24          $.16          *          *
          December  31          .18          .10          *          *
          March  31          .16          .12          *          *
          June  30          .16          .12          *          *

(b)          Approximate  number  of  Equity  Security  Holders

                              Number  of  Record  Owners
     Title  of  Class          at  September  20,  1996
          Common  Capital  Stock          1,583

(c)        No cash dividends have been paid by the Registrant since inception.







* Quarterly prices are not readily available, this information will be provided as a supplement to this Form 10-K upon receipt of the information necessary to complete this table.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                JUNE 30, 1996

ITEM  6.          SELECTED  FINANCIAL DATA"ITEM6.SELECTEDFINANCIALDATA"l1

     The selected financial data for each of the five years ended June 30, 1996, 1995, 1994, 1993 and 1992 were derived from the audited financial statements for such periods. The selected financial data should be read in conjunction with, and are qualified by, such financial statements and notes thereto, including the auditor's report thereon.

     Selected  Income  Statement  Data:
                                        YEAR  ENDED  JUNE  30
                1996     1995     1994     1993     1992
Revenues:
      Advance royalties     $        -0-     $        -0-     $        -0-
                                                    $        -0-     $  28,512
     Other Income          3,776          3,412          6,685
                                                       3,744          4,891
             Total Revenues     3,776     3,412     6,685     3,744     33,403

Expenses:
         General and Administrative     (25,143)     (18,730)     (34,161)
                                                         (21,045)     (17,566)
              Property write-down     -0-     -0-     -0-     -0-     (66,484)
     Income tax (expense) benefit               -0-               25
                                       2,895         4,117       (3,104)

     Net Loss     (21,367)     (15,293)     (24,581)     (13,184)     (53,751)

     Net Income (loss) per common share     (      .01)     (      .01)     (
                                           .02)     (      .01)     (     .01)

              Selected  Balance  Sheet  Data:

    Current Assets:     154,364     146,447     158,238     182,338     94,680
     Mineral  rights  and  depreciable
          property net (1)         10,000         10,027         10,529
           11,089                  11,712
                Total Assets     164,364     156,474     168,767     193,427
                                                                       106,392

                 Current Liabilities:     -0-     -0-     -0-     79     3,860

                        Long-term debt     -0-     -0-     -0-     -0-     -0-
     Commitments
      Stockholders' equity     164,364     156,474     168,767     193,348
                                                                       102,532
                        Cash dividends     N/A     N/A     N/A     N/A     N/A
           Working Capital     154,364     146,447     158,238     182,259
                                                                        90,820

(1)          See  Note  2  to  Financial  Statements.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                JUNE 30, 1996

ITEM 7. MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

PERATIONS"ITEM7.MANAGEMENT'SDISSCUSSIONANDANALYSISOFFINANCIALCONDITIONANDRE
ULTSOFOPERATIONS"l1

(a)          Results  of  Operations  for  the  Year  Ended  June  30,  1996
     The Registrant showed a net loss of $21,367 for the year. The only income was from interest; whereas, the expenses of $25,143 were for professional fees and general and administrative expenses.

(b)          Results  of  Operations  for  the  Year  Ended  June  30,  1995
     The Registrant showed a net loss of $15,293 for the year. The only income was from interest; whereas, the expenses of $18,730 were for professional fees and general and administrative expenses.

(c)          Results  of  Operations  for  Year  Ended  June  30,  1994
          The Registrant showed a net loss of $24,581 for the year. The only income was from interest, dividends and gain on sale of securities; whereas, the expenses of $34,161 were for professional fees and general administrative expenses.

(d)          Results  of  Operations  for  Year  Ended  June  30,  1993
     The Registrant showed net loss of $13,184 for the year. The only income was from interest and dividends; whereas, the expenses of $21,045 were for general and administrative expenses.

(e) Comparison of Operations - June 30, 1996 versus June 30, 1995 The Registrant had no operations for year ended June 30, 1996. The principal difference between expenses for the two years was an increase in legal fees of $7,168.

(f) Comparison of Operations - June 30, 1995 versus June 30, 1994 The Registrant had no operations for year ended June 30, 1995. The principal difference between expenses for the two years was a reduction in geological, accounting and legal fees of $15,572.

(g) Comparison of Operations - June 30, 1994 versus June 30, 1993 The Registrant had no operations for year ended June 30, 1994. The differences between expenses for the two years were increased professional fees incurred in the audit of the years ended June 30, 1992 and 1993 together with preparation and filing of the annual 10-K report with the Securities and Exchange Commission and the preparation of an independent geological assessment of the Company's mineral rights.

(h)          Liquidity  and  Capital  Resources
     The Registrant's working capital increased from $146,447 at June 30, 1995 to $154,364 at June 30, 1996. The increase was due primarily to the issuance of shares for cash in the amount of $36,000 for the year ended June 30, 1996, offset by expenses exceeding revenues and the purchase of treasury shares. The Company does not have any present commitments for capital expenditures. Management believes that the present working capital balance will provide adequate funds to pay ongoing administrative costs for several years.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                JUNE 30, 1996

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY
DATA"ITEM8.FINANCIALSTATEMENTSANDSUPPLEMENTARYDATA"l1

                        INDEX TO FINANCIAL STATEMENTS
               Filed as part of the Annual Report on Form 10-K
                                June 30, 1996

               Page

Independent  Auditor's  Report                    8

FINANCIAL  STATEMENTS:
     Balance  Sheets,  June  30,  1996  and  1995                    9

     Statements  of  Operations  for  the  Years  Ended
          June  30,  1996,  1995,  and  1994                    10

     Statements  of  Changes  in  Stockholders'  Equity  for  the
          Years  Ended  June  30,  1996,  1995  and  1994                   11

     Statements  of  Cash  Flows  for  the  Years  Ended
          June  30,  1996,  1995  and  1994                    12

     Notes  to  Financial  Statements  for  the  Years  Ended
          June  30,  1996,  1995  and  1994                    13



     INDEPENDENT  AUDITOR'S  REPORT




To  the  Board  of  Directors  and  Shareholders
Planet  Resources,  Inc.
Houston,  Texas


We have audited the accompanying balance sheet of Planet Resources, Inc. (formerly Allied Silver-Lead Company) as of June 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Allied Silver-Lead Company as of and for the years ended June 30, 1995 and 1994, were audited by other auditors whose report dated September 7, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Resources, Inc. at June 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




     HARPER  &  PEARSON  COMPANY






Houston,  Texas
September  17,  1996









     -8-
     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     BALANCE  SHEETS
     JUNE  30,  1996  AND  1995





     ASSETS
              1996              1995


CURRENT  ASSETS
     Cash  and  cash  equivalents          $154,364          $145,947
Receivables  and  prepaids                  -0-                  500

     Total  current  assets          154,364          146,447

PROPERTY
     Mineral  rights          10,000          10,000
Depreciable  property            15,963            15,963

     Total          25,963          25,963

     Accumulated  depreciation            15,963            15,936

     Net  property            10,000            10,027

TOTAL  ASSETS          $164,364          $156,474


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY

COMMITMENTS  AND  CONTINGENCIES

STOCKHOLDERS'  EQUITY
     Preferred  stock  -  par  value  $.001,
     1,000,000  shares  authorized,  none
issued  or  outstanding
     Common  stock
     1996  -  par  value  $.001;  10,000,000  shares
authorized,  1,605,147  shares  issued
1995  -  par  value  $.01;  50,000,000  shares
authorized,  6,825,737  shares  issued          $    1,605          $  68,257
     Additional  paid-in  capital          252,184          149,532
Retained  earnings  (deficit)          (46,241)          (24,874)
Less  treasury  stock,  at  cost,  21,475  and
     39,944  shares,  respectively          (43,184)          (36,441)

     Total  stockholders'  equity          164,364          156,474

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY       $164,364     $156,474




See  notes  to  financial  statements.
     -9-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     STATEMENTS  OF  OPERATIONS
     FOR  THE  YEARS  ENDED  JUNE  30  1996,  1995  AND  1994






              1996              1995              1994


INCOME
     Interest  income          $    3,776          $    3,412         $  4,094
Gain  on  sale  of  marketable  securities          -0-          -0-     2,551
Dividends  and  other                  -0-              -0-           40

     Total  income              3,776              3,412           6,685


EXPENSES
     Professional  fees          10,940          10,478          26,050
Office  rent,  related  party          4,500          6,000          6,000
Depreciation            27          502          560
Stock  transfer,  filing  fees
     and  permits          2,471          1,496            1,307
     Legal  fees          7,168          -0-          -0-
Insurance          -0-          -0-          125
Other                                         37         254         119

     Total  expenses            25,143            18,730          34,161


LOSS  BEFORE  INCOME  TAX  BENEFIT          (21,367)     (15,318)     (27,476)


INCOME  TAX  BENEFIT                  -0-              (25)      (2,895)


NET  LOSS                    $(21,367)          $(15,293)      $(24,581)


NET LOSS PER SHARE OUTSTANDING     $   (.01)     $   (.01)     $   (.02)


WEIGHTED  AVERAGE  SHARES  OUTSTANDING         1,485,147     1,351,814
1,337,159









See  notes  to  financial  statements.
     -10-          PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
     FOR  THE  YEARS  ENDED  JUNE  30,  1996,  1995  AND  1994





                    Number              Additional     Retained          Total
                    of Shares     Common     Paid-In     Earnings     Treasury
    Stockholders'
                      Issued       Stock      Capital     (Deficit)
     Stock              Equity


BALANCES, JUNE 30, 1993     6,683,504     $ 66,835     $ 147,954     $ 15,000
   $  (36,441)          $  193,348

ADJUSTMENT  TO  OUTSTANDING
  SHARES          42,233          422          (422)       -0-     -0-     -0-

NET LOSS            -0-         -0-          -0-     (24,581)
 -0-            (24,581)

BALANCES,  JUNE  30, 1994     6,725,737     67,257     147,532     (9,581)
(36,441)          168,767

SHARES  ISSUED  FOR  CASH      100,000     1,000     2,000     -0-     -0-
3,000

NET LOSS           -0-         -0-          -0-     (15,293)
- -0-            (15,293)

BALANCES,  JUNE 30, 1995     6,825,737     68,257     149,532     (24,874)
(36,441)            156,474

SHARES ISSUED FOR CASH     1,200,000     12,000     24,000     -0-     -0-
36,000

FIVE  FOR  ONE  REDUCTION  IN
  SHARES OUTSTANDING     (6,420,590)     (78,652)     78,652     -0-     -0-
      -0-

TREASURY  SHARES  PURCHASED              -0-        -0-        -0-     -0-
(6,743)            (6,743)

NET LOSS            -0-         -0-          -0-     (21,367)
 -0-            (21,367)

BALANCES,  JUNE  30,  1996      1,605,147     $  1,605     $ 252,184
$(46,241)          $  (43,184)            $  164,364



See  notes  to  financial  statements.
     -11-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     STATEMENTS  OF  CASH  FLOWS
     FOR  THE  YEARS  ENDED  JUNE  30  1996,  1995  AND  1994



              1996              1995              1994

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss                    $(21,367)      $(15,293)     $(24,581)
Adjustments  to  reconcile  net  loss
     to  net  cash  used  by
operating  activities:
     Depreciation          27          502          560
Net  gains  on  sales
  of  marketable  securities          -0-          -0-          (2,551)
(Increase)  decrease  in
  receivables  and  prepaids          500          7,012          (3,270)
(Decrease)  increase  in
  accounts  and  other  payables            -0-         -0-         (79)

     Total  adjustments                  527          7,514      (5,340)

     Cash  used  by  operating
  activities          (20,840)            (7,779)          (29,921)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Proceeds  from  sale  of  marketable
     securities                  -0-                  -0-         10,377

     Cash  provided  by  investing
  activities                  -0-                  -0-            10,377

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds  from  the  issuance  of
     common  stock          36,000          3,000          -0-
     Purchase  of  treasury  stock       (6,743)         -0-         -0-

     Cash  provided  by  financing
  activities            29,257              3,000                    -0-


NET  INCREASE  (DECREASE)  IN  CASH
     AND  CASH  EQUIVALENTS          8,417          (4,779)          (19,544)

CASH  AND  CASH  EQUIVALENTS  AT
     BEGINNING  OF  YEAR          145,947          150,726       170,270

CASH  AND  CASH  EQUIVALENTS  AT
     END  OF  YEAR          $154,364          $145,947          $150,726





See  notes  to  financial  statements.
     -12-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     NOTES  TO  FINANCIAL  STATEMENTS
     YEARS  ENDED  JUNE  30,  1996,  1995  AND  1994


1.          ORGANIZATION  AND  BUSINESS

Allied Silver-Lead Company ("Allied") was incorporated under the laws of the State of Idaho on March 22, 1967 and has been a company operating in the exploratory stage initially engaged in the business of exploring for non-ferrous and precious metals, principally silver, lead and zinc. Allied's principal operating asset is the ownership of mineral rights under the City of Mullan, Idaho ("the City"). In January 1992, the lease with Hecla Mining Company ("Hecla") relating to Allied's mineral rights was terminated, at which time management determined that Allied could no longer fund its exploratory stage activities and that its initial development stage had ended. Accordingly, management commenced a program to obtain additional capital for Allied from unrelated third-party investors and to pursue other business opportunities. In October 1992, discussions were commenced with Houston Resources Corporation ("HRC") which culminated in April 1993 with HRC's purchase of 2,000,000 shares of Allied's common stock for $100,000.

Effective January 15, 1996, Allied reincorporated in Delaware through a merger into Planet Resources, Inc. ("Planet" or the "Company"). The reincorporation resulted in (1) Allied's name being changed to Planet Resources, Inc., (2) shares of common stock of Allied being converted into the right to receive one share of common stock of Planet for each five shares of common stock of Allied as of the date of reincorporation, (3) elimination of the right to cumulative voting for the election of directors, (4) the persons serving as officers and directors of Allied continue to serve in their respective capacities; and (5) the Articles of Incorporation of Allied changed to; (a) reduce the par value of the common stock from $.01 to $.001, (b) reduce the number of shares of common stock the Company is authorized to issue from 50,000,000 to 10,000,000, and (c) authorized the Company to issue 1,000,000 preferred shares with a par value of $.001 per share.

The Company presently has no commercial operations although management is evaluating various future operating strategies, including the merger of the Company with operating entities.


2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a) Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
















     Continued
     -13-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     NOTES  TO  FINANCIAL  STATEMENTS
     YEARS  ENDED  JUNE  30,  1996,  1995  AND  1994



2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(b) Accounting Method - The Company uses the accrual method of accounting and in accordance with Statement No. 7 of the Financial Accounting Standards Board for development stage companies (which classification includes exploration stage mining companies) charges all costs to operations except those exploration costs which in the opinion of management have a continuing value. See Notes 1 and 2d.

(c) Equipment and Leasehold Improvements - The costs of equipment and leasehold improvements are capitalized and charged to earnings utilizing the straight-line method of depreciation, with useful lives ranging from three to ten years. The costs of routine maintenance are charged to earnings as incurred. When assets are sold or retired, any resulting gain or loss is reflected in operations.

(d) Realization of the Carrying Cost of Mining Property and Exploration Costs - Following termination of the Hecla lease agreement in January 1992, the Board of Directors wrote down the mineral rights and capitalized exploration costs to their best estimate of their net realizable value of $10,000. The ultimate realization of the Company's carrying costs in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for the Company to recover its recorded value.

(e) Loss Per Share - Net loss per share of common stock is based on the weighted average number of shares outstanding during each period, adjusted for the 5 for 1 reduction in the number of shares authorized, issued and outstanding resulting from the merger.

(f) Cash Equivalents - The company considers cash equivalents to be highly liquid investments purchased with an original maturity of three months or less. Substantially all of the Company's cash and cash equivalents are held by one financial institution and is therefore subject to the risks inherent in the financial industry.


3.          PROPERTY  -  MINERAL  RIGHTS  AND  LEASES

(a) The Company is the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to real property owners of one share of capital stock for each 25 square feet of surface owned. In acquiring such mineral rights, the Company issued 361,739 shares of capital stock as adjusted for subsequent stock splits and the Planet merger. Conveyance of title included, free of any additional stock issue, all subsurface rights lying beneath adjacent streets and alleys where ownership rested with the grantor. The acquisition of such mineral rights was completed in November of 1985.












     Continued
     -14-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     NOTES  TO  FINANCIAL  STATEMENTS
     YEARS  ENDED  JUNE  30,  1996,  1995  AND  1994



3.          PROPERTY  -  MINERAL  RIGHTS  AND  LEASES  (CONTINUED)

     (b)          Property  Leased  by  Allied

Allied  entered  into  an agreement dated May 1, 1981, with the City of Mullan
(which supersedes a previous agreement dated December 3, 1971), whereby the Company, as lessee, has the right to mine subsurface minerals on approximately 200 acres owned by the City north of the Osburn Fault for a period of 25 years. The City, as lessor, will receive 20% of all royalty payments or other consideration received by Planet from Hecla. In the event Allied enters into a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City shall receive 15% of the royalties received. No royalties have been received or paid on "City Property' south of the fault.


4.          RELATED  PARTY  TRANSACTIONS

Prior to April 1993, the Company rented its office and building in Mullan, Idaho from its president, Marjorie Almquist for $300 per month. Mrs. Almquist has direct ownership of 69,004 shares (adjusted for the 5 for 1 reduction resulting from the merger) of the Company's common stock. In March 1993, the Company entered into a new lease agreement with Mrs. Almquist at a rental rate of $500 per month for a period of three years. This lease expired in March 1996 and was not renewed.

Mr. Michael Branstetter, a Director of the Company, performs routine legal services for the Company for which his firm was paid $94 (1996), $53 (1995), and $1,253 (1994).

As the prior Treasurer for the Company, Mr. Paul Morris performed various accounting and tax services for the Company for which he was paid $4,500
(1996),  $5,425  (1995),    and  $7,725  (1994).


5.          COMMON  STOCK

During the year ended June 30, 1994, the Board of Directors authorized an adjustment in the number of shares outstanding per the financial statements to that reflected in the stock ledger maintained by the transfer agent. This adjustment resulted in $422, representing the par value of the additional shares, being transferred from additional paid-in capital to common stock.

On July 28, 1994, the Board of Directors granted options to purchase an aggregate of 645,000 (of which 240,000 shares were sold during fiscal 1996) shares of the Company's common stock, as adjusted for the Planet merger, to certain officers and directors. The options are exercisable for a period of five years at $.15 per share, which amount was in excess of net book value per share at June 30, 1994 and is deemed to represent fair market value at the date of grant.

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     NOTES  TO  FINANCIAL  STATEMENTS
     YEARS  ENDED  JUNE  30,  1996,  1995  AND  1994



6.          INCOME  TAXES

The components of the Company's tax provision (benefit) for the years ended June 30, 1996, 1995 and 1994 are as follows:

              1996              1995              1994

     Federal                    $        -0-          $      -0-     $ (2,567)
State                                      -0-         (25)        (328)

     Total                         $    -0-     $    (25)      $ (2,895)


The income tax provision (benefit) for the years ended June 30, 1996, 1995 and 1994 are different than which would be provided by applying the statutory federal tax rate to the income (loss) before income taxes. The reasons for the differences are as follows:

              1996              1995              1994

     Financial  statement  net
  loss  before  income  taxes          $(21,367)       $(15,318)     $(27,476)
Book  gains  on  sale  of
  securities  not  taxable                 -0-         -0-       (2,505)

Taxable  loss                    (21,367)          (15,318)           (29,981)
State  tax                    -0-          25          444
Federal  dividend  received
  deduction                            -0-              -0-         (28)

     Federal  taxable  loss        $(21,367)     $(15,293)     $(29,565)

     Federal  tax  at  15%          $     -0-     $    -0-     $ (2,567)


The Company has a net operating loss carryforward for federal income tax purposes in the amount of $49,144. This carryforward will expire periodically through the year 2011, if not previously utilized.

The Company was required to adopt in fiscal 1994, the provisions of Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes" ("FASB 109"), which amends or supersedes most prior authoritative literature on the subject, and has as its basic objective the recognition of current and deferred income tax liabilities or assets based upon all events that have been recognized in the financial statements as measured by the provision of enacted tax laws. The impact of adopting FASB 109 was not material. At June 30, 1996 and 1995, the Company had deferred tax assets in the amounts of $16,709 and $9,722, respectively, applicable to its net operating loss carryforward. As the Company has no ongoing operations, these amounts have been fully reserved.




     -16-

                                      22
     PLANET  RESOURCES,  INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                JUNE 30, 1996

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

ISCLOSURE"ITEM9.CHANGESINANDDISAGREEMENTSWITHACCOUNTANTSONACCOUNTINGANDFINA
CIALDISCLOSRE"l1

     (a) The Company has changed the certifying independent accountant for the Company from Deloitte & Touche, LLP to Harper & Pearson Company. In connection with such change of certifying accountant, the Company states that:

          (i)     The former accountant was dismissed effective July 25, 1996.

          (ii) The accountant's report on the prior financial statements did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to an uncertainty, audit scope, or accounting principals.

          (iii) The decision to change accountants was approved by the Board of Directors.

          (iv) There were no disagreements between the Registrant and the former accountant preceding such dismissal.

          (v) With respect to the Company's former principal accountant, Deloitte & Touche, LLP, the Company states that none of the events described in Item 304(a)(1)(v) of Regulation S-K occurred within the time specified in
Item  304(a)(1)(v)  of  Regulation  S-K.

     (b) The new independent accountant, Harper & Pearson Company, was engaged by the Company on the 25th day of July, 1996. There was no consultation between the Registrant and the newly engaged accountant regarding any of the matters described in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K prior to engaging Harper & Pearson Company.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                            FORM 10-K -- PART III
                                JUNE 30, 1996

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE
REGISTRANT"ITEM10.DIRECTORSANDEXECUTIVEOFFICERSOFTHEREGISTRANT"l1

                     PRINCIPAL OCCUPATION AND FIVE-YEAR BUSINESS HISTORY
                        SHARES OF CAPITAL STOCK OWNED AS OF JUNE 30, 1996
                     NAMES OF OFFICERS AND POSITIONS HELD
                               AGE     TERM EXPIRES
A.W.  DUGAN**        68     Next Annual Meeting     Oil & Gas Operator     -0-
   President,  Director
JACQUE  N.  YORK**        50     Next Annual Meeting     Corporate Officer
- -0-
   Secretary,  Director
MICHAEL  K.  BRANSTETTER       42     Next Annual Meeting     Attorney     200
   Director
**   Officer and director of Houston Resources Corp. which owns 400,000 shares
(24.919%)  of  the  Registrant.
      Officer and director of Anglo Exploration Corporation which owns 240,000 shares (14.952%) of the Registrant.


     The City of Mullan is also entitled to have a representative on the Board pursuant to the lease between the Company and the City but has not requested same.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                            FORM 10-K -- PART III
                                JUNE 30, 1996

ITEM  11.          MANAGEMENT  REMUNERATION  AND
TRANSACTIONS"ITEM11.MANAGEMENTREMUNERATIONANDTRANSACTIONS"l1

(a) The following table sets forth all remuneration paid by the Company on an accrual basis during the fiscal years ended June 30, 1996, 1995 and 1994 for the services in all capacities to all directors and executive officers of the Company:

              SECURITIES OR PROPERTY, INSURANCE BENEFITS OR REIMBURSEMENTS
                              PERSONAL BENEFITS
   NAME AND CAPACITY IN WHICH REMUNERATION WAS RECEIVED     SALARIES, FEES,
                   DIRECTORS' FEES, COMMISSIONS AND BONUSES
                        AGGREGATE OF CONTINGENT FORMS OF REMUNERATION
  All executive officers and directors as group (4 to 6 persons in group)
$4,594  (1996)          None          See  Note  4  to  Financial  Statements
     $5,478  (1995)          None
     $8,978  (1994)          None


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"ITEM12.SECURITYOWNERSHIPOFCERTAINBENEFICIALOWNERSANDMANAGEMENT"l1

(a) As to voting securities of the Registrant owned of record or beneficially by each person who owns of record, or is known by the Registrant to own beneficially, more than five percent (5%) of any class of such securities:

Marjorie  P.  Almquist         $.001 Common     Record and     68,984**     4%
254  Copper  Street          Non-Assessable  Shares          Beneficial
Mullan,  Idaho

Houston  Resources  Corp.      $.001 Common     Record and     400,000     25%
1415  Louisiana,  Suite  3100          Non-Assessable  Shares       Beneficial
Houston,  Texas  77002

Anglo  Exploration Corporation     $.001 Common     Record and     240,000
15%
1415  Louisiana,  Suite  3100          Non-Assessable  Shares       Beneficial
Houston,  Texas  77002

**    An  additional  29,592  shares  of the Registrant are owned of record by family members related to Marjorie P. Almquist. Mrs. Almquist disclaims any beneficial ownership of these shares.

(b) As to each class of equity securities of the Registrant other than directly or indirectly by all directors and officers of the Registrant, as a group, without naming them:

      TITLE OR CLASS     AMOUNT BENEFICIALLY OWNED     PERCENT OF CLASS
                  $.01 par value common     640,000     40%
                            Non-assessable shares

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                            FORM 10-K -- PART III
                                JUNE 30, 1996

ITEM  12.          CONTINUED

(c) On July 28, 1994, the following options were granted for a period of 5 years at $.15 per share (which was in excess of book value on June 30, 1994) for 645,000 shares of the unissued common stock to the following officers and directors:

               A.W.  Dugan  and/or  assignees  -  President,
               CEO  and  Director          600,000  shares
               P.V.  Morris  -  Treasurer  and  Director,  Deceased     40,000
shares
               Michael  K.  Branstetter  -  Director          5,000  shares

     During fiscal 1996, 240,000 of the option shares were sold to a corporate entity controlled by A.W. Dugan.

     Upon exercise of the remaining 360,000 share options by A.W. Dugan, he and his assignees would control 51% of the outstanding shares.


ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED
TRANSACTIONS"ITEM13.CERTAINRELATIONSHIPSANDRELATEDTRANSACTIONS"l1

     The corporation previously rented a building and office from its former President, Marjorie Almquist, for $500 per month through March 31, 1996. Upon expiration on March 31, 1996, the lease was not renewed.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCEHDULES AND RECORDS ON FORM 8-K"ITEM14.EXHIBITS,FINANCIALSTATEMENTSSCEHDULESANDRECORDSONFORM8-K"l1

(a)          1.          Financial  Statements          Page  No.
          See  Item 8, Index to Financial Statements of this Report          7

     Other schedules are omitted because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

     3.          Exhibits
          No  new  exhibits  required.

                            PLANET RESOURCES, INC.
                    (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART IV
                                JUNE 30, 1996

ITEM  14.          CONTINUED

(b)          Reports  on  Form  8-K

     The  following  reports  on  Form  8-K  were  filed  during  fiscal 1996:

                               DATE     PURPOSE
January 16, 1996     On December 31, 1995, the Company entered into a Plan and
Agreement of Merger with Allied Silver-Lead Company for the purpose of reincorporating the Company into Delaware.

      July 25, 1996     Changes in Registrant's Certifying Accountants.

July  31,  1996          Amendment  No.  1  to  Form  8-K
          Amending  Item 4 to include letter from former independent auditors.

                           SIGNATURES"SIGNATURES"l1


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                             PLANET  RESOURCES,  INC.
                                             Registrant



/s/Jacque  N.  York                                     By:  /s/A.W. Dugan
Jacque  N.  York,  Secretary                                       A.W. Dugan,
President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and as of the date indicated.


Date:    September  30,  1996                                     A.W. Dugan
                                             A.W.  Dugan,  Director



Date:    September  30,  1996                              /s/Jacque N. York
                                             Jacque  N.  York,  Director



Date:    September  30,  1996                                   /s/Michael K.
Branstetter
                                             Michael  K. Branstetter, Director