Form 10-Q
period 1996-09-30
PLANET RESOURCES INC
filed 1996-10-11
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                               QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (D)
                                    of the
                     SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1996


                            PLANET RESOURCES, INC.
                    (Formerly Allied Silver-Lead Company)

            (Exact name of registrant as specified in its charter)

                                   DELAWARE
                               (Formerly Idaho)
        (State or other jurisdiction of incorporation or organization)

          1-7149                              82-0277987
     (Commission  File  Number)          (IRS  Employer Identification Number)

                                C/O A.W. DUGAN
                          1415 LOUISIANA, SUITE 3100
                            HOUSTON, TEXAS  77002
                   (Address of principal executive offices)

                                (713) 658-1142
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
          X              Yes                        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at Sept. 30, 1996
     Common  Stock,  $.001  par  value          1,605,147


                                  FORM 10-Q

                            PLANET RESOURCES, INC.
                    (Formerly Allied Silver-Lead Company)

                               INDEX AND REPORT



PART  1.          FINANCIAL  INFORMATION

     Planet Resources, Inc. is a mining company in the development stage and is not required to file Part I of Form 10-Q (Financial Information) under the terms of Rule 13(a) -13(b).


PART  II.          OTHER  INFORMATION  AND  SIGNATURES

     The  Company  has  reviewed the reporting requirements of Part II of Form
10-Q.   No corporate or other activities have occurred which require a report.

     No  exhibits  are  attached.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET  RESOURCES,  INC.
(formerly  Allied  Silver-Lead  Company)



By:
      A.W.  Dugan,  Chief  Executive  Officer
            and  Chairman  of  the  Board


Date:    October  11,  1996