Form 10-Q
period 1996-10-31
PLANET RESOURCES INC
filed 1997-01-24
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                               QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (D)
                                    of the
                      SECURITIES AND EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1996


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



     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
          X              Yes                        No
          -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at December 31, 1996
          -----                               --------------------------------
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

PLANET  RESOURCES,  INC.
(formerly  Allied  Silver-Lead  Company)



By:/s/A.W.  Dugan
   --------------
      A.W.  Dugan,  Chief  Executive  Officer
            and  Chairman  of  the  Board


Date:    January  24,  1996