Form 10-Q
period 1997-03-31
PLANET RESOURCES INC
filed 1997-04-24
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                               QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (D)
                                    of the
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1997


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
          -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at March 31, 1997
          -----                                  -----------------------------
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

PLANET  RESOURCES,  INC.
(formerly  Allied  Silver-Lead  Company)



By:    /s/A.W.  Dugan
   ------------------
      A.W.  Dugan,  Chief  Executive  Officer
            and  Chairman  of  the  Board


Date:    April  24,  1997