Form 10-K
period 1997-06-30
PLANET RESOURCES INC
filed 1997-09-19
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 (FEE REQUIRED) for the fiscal year ended June 30, 1997.

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ___________ to _______________.

Commission  File  No.  1-7149
                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
            (Exact name of Registrant as specified in its charter)

     Delaware                                                       82-0277987
     --------                                                       ----------
(State  or  other  jurisdiction                                  (IRS Employer
Identification
of  Incorporation  or  organization)                                   Number)

    1415 Louisiana, Suite 3100        Houston, Texas 77002-7360        (713)
                                   658-1142
    (Address, including zip code, and telephone number including area code of Registrant's principal executive offices and place of business)

     Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                               Name of each exchange
                               ---------------------
                    Title of Class     on which registered
                    --------------     -------------------

     Common  Stock  $.001  par  value       Shares were formerly listed on the
Spokane  Stock  Exchange  which  closed  May  24,  1991.    The  Shares of the
Registrant  are  now  quoted  by  the  Spokane  Quotation  Bureau.

     Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
                                     NONE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes                    X                               No     ______
                                 -

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant at September ___, 1997 was $____________**. For purposes of this computation, all officers and directors of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers and directors are affiliates.

Indicate the number of shares outstanding of the Registrant's classes of Common Stock, as of the latest practicable date.
                                        Number  of  Shares  Outstanding
     Title  of  Each  Class  of  Common  Stock          at  September  9, 1997
     -----------------------------------------          ----------------------
          Common  Stock  $.001  par  value                    1,605,818

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     NONE

This  Form 10-K consists of 22 pages.  The Table of Contents is listed on Page
i.
**    See  Page  4.
i

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)

                            FORM 10-K ANNUAL REPORT
                                 JUNE 30, 1997

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

SIGNATURES


                                       7
                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART I
                                 JUNE 30, 1997

ITEM  1.          BUSINESS"ITEM1.BUSINESS"l1
--------          --------

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

     Effective January 15, 1996, Allied reincorporated in Delaware through a merger into Planet Resources, Inc. ("Planet" or the "Company"). The reincorporation resulted in (1) Allied's name being changed to Planet Resources, Inc., (2) shares of common stock of Allied being converted into the right to receive one share of common stock of Planet for each five shares of common stock of Allied as of the date of reincorporation, (3) elimination of the right to cumulative voting for the election of directors, (4) the persons serving as officers and directors of Allied continue to serve in their respective capacities, and (5) the Articles of Incorporation of Allied changed to (a) reduce the par value of the common stock from $.01 to $.001, (b) reduce the number of shares of common stock the Company is authorized to issue from 50,000,000 to 10,000,000, and (c) authorized the Company to issue 1,000,000 preferred shares with a par value of $.001 per share.

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

     (ii)          Not  applicable.

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART I
                                 JUNE 30, 1997

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

          (vii)          See  (c)(1)(i)  above.

(viii)          The  Company  does  not  have  a  back  log  of  orders.

          (ix) Registrant does not participate in any governmental contracts.

          (x) Registrant is inactive and is not in direct competition with any other business.

          (xi) Registrant's business is such that no expenditures are required for research and development.

          (xii)          See  (c)(1)(i)  above.

          (xiii) There have been no material effects upon Registrant's business in complying with governmental provisions with respect to protection
of  the  environment.    (See  Item  14)

          (xiv) Registrant has no employees and its current officers and directors serve without established compensation.

(d)          Not  applicable.


ITEM  2.          PROPERTIES"ITEM2.PROPERTIES"l1
--------          ----------

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

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART I
                                 JUNE 30, 1997

ITEM  2.          CONTINUED

(b)          Property  Being  Leased  to  Allied
             -----------------------------------

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


(c) The Registrant has no competitive economic position in the mining industry as no mineral production has ever been realized.

(d)          Registrant  has  no  oil  and  gas  operations.


ITEM  3.          LEGAL  PROCEEDINGS"ITEM3.LEGALPROCEEDINGS"l1
--------          ------------------

     There  are  no  legal proceedings pending.  However, refer to Item 14(b).


ITEM  4.          MATTERS  SUBMITTED  TO  A  VOTE  OF  SECURITIES
--------          -----------------------------------------------
HOLDERS"ITEM4.MATTERSSUBMITTEDTOAVOTEOFSECURITIESHOLDERS"l1
-------     ------------

     None

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                 JUNE 30, 1997

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------      ----------------------------------------------------------------
M
-
"l1

(a)          Price  Range  of  Common  Stock
             -------------------------------

          The following table shows the range of closing bid prices for the Common Stock as reported by the Spokane Quotation Bureau Service.

               Quarter          Period 07/01/94     Period 07/01/95     Period
07/01/96
               Ended          to  06/30/95         to 06/30/96     to 06/30/97
               -----          ------------         -----------     -----------
                              High     Low          High     Low          High
                              ----     ---          ----                  ----
Low
---
          September  30          $.24          $.16        *     *     *     *
          December  31          .18          .10          *      *     *     *
          March  31          .16          .12          *         *     *     *
          June  30          .16          .12          *          *     *     *

(b)          Approximate  number  of  Equity  Security  Holders
             --------------------------------------------------

                              Number  of  Record  Owners
     Title  of  Class          at  September  18,  1997
     ----------------          ------------------------
     Common  Capital  Stock          1,472

(c)        No cash dividends have been paid by the Registrant since inception.
It  is  not anticipated that dividends will be paid in the foreseeable future.







* Quarterly prices are not readily available, this information will be provided as a supplement to this Form 10-K if the information necessary to complete this table is received. Recent transactions in the stock have been at a price of $0.125 per share.

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                 JUNE 30, 1997

ITEM  6.          SELECTED  FINANCIAL  DATA"ITEM6.SELECTEDFINANCIALDATA"l1
--------          -------------------------

     The selected financial data for each of the five years ended June 30, 1997, 1996, 1995, 1994 and 1993 were derived from the audited financial statements for such periods. The selected financial data should be read in conjunction with, and are qualified by, such financial statements and notes thereto, including the auditor's report thereon.

     Selected  Income  Statement  Data:
     ----------------------------------
                    YEAR  ENDED  JUNE  30
                    ---------------------
                      1997     1996     1995     1994     1993
                      ----     ----     ----     ----     ----
Revenues:
            Advance royalties     $        -0-     $        -0-     $        -0-
                                                 $        -0-     $        -0-
                    Other Income                 2          3,776          3,412
                                     -------------     ----------     ----------
                                                          6,685          3,744
                                                             --     ----------
          Total Revenues     $           2     $    3,776     $    3,412     $
                             -------------     ----------     ----------     -
                                                          6,685     $    3,744
                                                          -----     ----------

Expenses:
            General and Administrative     $(32,633)     $(25,143)     $(18,730)
                                                       $(34,161)     $(21,045)
                   Property write-down     -0-     -0-     -0-     -0-     -0-
                   Income tax (expense) benefit              -0-             -0-
                                                    ------------     -----------
                                                25         2,895         4,117
                                                --     ---------     ---------

               Net Loss      $(32,631)     $(21,367)     $(15,293)     $(24,581)
                            ==========     =========     =========     =========
                                                                     $(13,184)
                                                                        ======

               Net (loss) per common share     $     (.02)     $     (.01)     $
                                               ===========     ===========     =
                                         (.01)     $     (.02)     $     (.01)
                                            ==     ===========     ===========

              Selected  Balance  Sheet  Data:
              -------------------------------

             Current Assets:     $121,733     $154,364     $146,447     $158,238
                                                                      $182,338
     Mineral  rights  and  depreciable
          property  net  (1)              10,000         10,000         10,027
                                      ----------     ----------     ----------
10,529                  11,089
------          --------------
                             Total Assets     $131,733     $164,364     $156,474
                                              ========     ========     ========
                                                         $168,767     $193,427
                                                               ==     ========

   Current Liabilities:     $        -0-     $        -0-     $        -0-     $
                                                          -0-     $         79

                        Long-term debt     -0-     -0-     -0-     -0-     -0-
     Commitments
        Stockholders' equity     $131,733     $164,364     $156,474     $168,767
                                 ========     ========     ========     ========
                                                                      $193,348
                                                                      ========
                        Cash dividends     N/A     N/A     N/A     N/A     N/A
             Working Capital     $121,733     $154,364     $146,447     $158,238
                                 ========     ========     ========     ========
                                                                      $182,259
                                                                       =======

(1)          See  Note  2  to  Financial  Statements.

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                 JUNE 30, 1997

ITEM  7.      MANAGEMENT'S DISSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------      ----------------------------------------------------------------
RESULTS  OF
-----------
O
-
ULTSOFOPERATIONS"l1


(a)          Results  of  Operations  for  the  Year  Ended  June  30,  1997
             ---------------------------------------------------------------
     The Registrant showed a net loss of $32,631 for the year. The only income was from interest; whereas, the expenses of $32,633 were for professional fees and general and administrative expenses.

(b)          Results  of  Operations  for  the  Year  Ended  June  30,  1996
             ---------------------------------------------------------------
     The Registrant showed a net loss of $21,367 for the year. The only income was from interest; whereas, the expenses of $25,143 were for professional fees and general and administrative expenses.

(c)          Results  of  Operations  for  the  Year  Ended  June  30,  1995
             ---------------------------------------------------------------
     The Registrant showed a net loss of $15,293 for the year. The only income was from interest; whereas, the expenses of $18,730 were for professional fees and general and administrative expenses.

(d)          Results  of  Operations  for  Year  Ended  June  30,  1994
             ----------------------------------------------------------
     The Registrant showed a net loss of $24,581 for the year. The only income was from interest, dividends and gain on sale of securities; whereas, the expenses of $34,161 were for professional fees and general administrative expenses.

(e)          Comparison  of  Operations  -  June 30, 1997 versus June 30, 1996
             -----------------------------------------------------------------
     The Registrant had no operations for year ended June 30, 1997. The principal difference between expenses for the two years was an increase in professional fees and stock transfer, filing fees, permits and printing costs of $11,488.

(f)          Comparison  of  Operations  -  June 30, 1996 versus June 30, 1995
             -----------------------------------------------------------------
     The Registrant had no operations for year ended June 30, 1996. The principal difference between expenses for the two years was an increase in legal fees of $7,168.

(g)          Comparison  of  Operations  -  June 30, 1995 versus June 30, 1994
             -----------------------------------------------------------------
     The Registrant had no operations for year ended June 30, 1995. The principal difference between expenses for the two years was a reduction in geological, accounting and legal fees of $15,572.

(h)          Comparison  of  Operations  -  June 30, 1994 versus June 30, 1993
             -----------------------------------------------------------------
     The Registrant had no operations for year ended June 30, 1994. The differences between expenses for the two years were increased professional fees incurred in the audit of the years ended June 30, 1992 and 1993 together with preparation and filing of the annual 10-K report with the Securities and Exchange Commission and the preparation of an independent geological assessment of the Company's mineral rights.

(i)          Liquidity  and  Capital  Resources
             ----------------------------------
     The Registrant's working capital decreased from $154,364 at June 30, 1996 to $121,733 at June 30, 1997. The decrease was due primarily to the increase in expenses for the year ended June 30, 1997, offset by minimal revenues. The Company does not have any present commitments for capital expenditures. Management believes that the present working capital balance will provide adequate funds to pay ongoing administrative costs for several years.

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                 JUNE 30, 1997

ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY
--------          -----------------------------------------
DATA"ITEM8.FINANCIALSTATEMENTSANDSUPPLEMENTARYDATA"l1
-------     ---------------

                         INDEX TO FINANCIAL STATEMENTS
                Filed as part of the Annual Report on Form 10-K
                                 June 30, 1997

               Page
               ----

Independent  Auditor's  Report                    8

FINANCIAL  STATEMENTS:
     Balance  Sheets,  June  30,  1997  and  1996                    9

     Statements  of  Operations  for  the  Years  Ended
          June  30,  1997,  1996,  and  1995                    10

     Statements  of  Changes  in  Stockholders'  Equity  for  the
          Years  Ended  June  30,  1997,  1996  and  1995                   11

     Statements  of  Cash  Flows  for  the  Years  Ended
          June  30,  1997,  1996  and  1995                    12

     Notes  to  Financial  Statements  for  the  Years  Ended
          June  30,  1997,  1996  and  1995                    13



     INDEPENDENT  AUDITOR'S  REPORT




To  the  Board  of  Directors  and  Shareholders
Planet  Resources,  Inc.
Houston,  Texas


We have audited the accompanying balance sheets of Planet Resources, Inc. (formerly Allied Silver-Lead Company) as of June 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Allied Silver-Lead Company for the year ended June 30, 1995, were audited by other auditors whose report dated September 7, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Resources, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As further discussed in the accompanying footnote Number 7, the Company received from the United States Environmental Protection Agency (EPA) a request for information regarding the Company's knowledge or involvement with hazardous substances as part of an ongoing EPA investigation.




     /s/Harper  &  Pearson  Company



Houston,  Texas
August  15,  1997








     -8-
     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     BALANCE  SHEETS
     JUNE  30,  1997  AND  1996





     ASSETS
     ------
            1997              1996
          ------          --------


CURRENT  ASSETS
     Cash  and  cash  equivalents          $121,733          $154,364
                                            -------           -------

     Total  current  assets          121,733          154,364
                                     -------          -------

PROPERTY
     Mineral  rights          10,000          10,000
Depreciable  property            15,963            15,963
                               --------          --------

               25,963          25,963

     Accumulated  depreciation            15,963            15,963
                                        --------          --------

     Net  property            10,000            10,000
                            --------          --------

TOTAL  ASSETS          $131,733          $164,364
                        =======           =======


     LIABILITIES  AND  STOCKHOLDERS'  EQUITY
     ---------------------------------------

COMMITMENTS  AND  CONTINGENCIES

STOCKHOLDERS'  EQUITY
     Preferred  stock  -  par  value  $.001,
     1,000,000  shares  authorized,  none
issued  or  outstanding          $        -0-          $        -0-
     Common  stock  -  par  value  $.001;  10,000,000
     shares  authorized,  1,605,147  shares
     issued  and  1,583,672  shares  outstanding             1,605       1,605
Additional  paid-in  capital          252,184          252,184
Retained  earnings  (deficit)          (78,872)          (46,241)
Less  treasury  stock,  at  cost,  21,475
     shares          (43,184)          (43,184)
                     -------           -------

     Total  stockholders'  equity          131,733          164,364
                                           -------          -------

TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY          $131,733      $164,364
                                                         =======       =======

See  notes  to  financial  statements.

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     STATEMENTS  OF  OPERATIONS
     FOR  THE  YEARS  ENDED  JUNE  30  1997,  1996  AND  1995







            1997              1996              1995
          ------          --------          --------

INCOME
     Interest  income          $            2          $    3,776     $  3,412
                                -------------           ---------      -------


EXPENSES
     Professional  fees          16,869          10,940          10,478
Office  rent,  related  party          -0-          4,500          6,000
Depreciation          -0-            27          502
Stock  transfer,  filing  fees,
     permits  and  printing  costs          8,030          2,471         1,496
     Legal  fees          7,222          7,168          -0-
Other                              512                    37               254
                           -----------          ------------          --------

     Total  expenses            32,633            25,143            18,730
                              --------          --------          --------


LOSS  BEFORE  INCOME  TAX  BENEFIT          (32,631)     (21,367)     (15,318)


INCOME  TAX  BENEFIT                  -0-                    -0-          (25)
                              -----------            -----------      -------


NET  LOSS          $(32,631)          $(21,367)            $(15,293)
                    =======            =======              =======


NET  LOSS  PER  SHARE  OUTSTANDING       $   (.02)     $   (.01)     $   (.01)
                                          =======       =======       =======


WEIGHTED  AVERAGE SHARES OUTSTANDING     1,583,672     1,485,147     1,351,814
                                         =========     =========     =========









See  notes  to  financial  statements.
     -10-          PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
     FOR  THE  YEARS  ENDED  JUNE  30,  1997,  1996  AND  1995





                    Number              Additional     Retained          Total
                    of Shares     Common     Paid-In     Earnings     Treasury
Stockholders'
                      Issued              Stock          Capital     (Deficit)
                    --------          ---------         --------     ---------
Stock              Equity
    -          ----------

BALANCES, JUNE 30, 1994     6,725,737     $ 67,257     $ 147,532     $ (9,581)
$  (36,441)          $  168,767

SHARES  ISSUED  FOR  CASH          100,000     1,000     2,000     -0-     -0-
3,000

NET  LOSS               -0-         -0-          -0-     (15,293)          -0-
                  ---------     -------     --------     -------      --------
(15,293)
-------

BALANCES,  JUNE  30,  1995       6,825,737     68,257     149,532     (24,874)
(36,441)            156,474

SHARES  ISSUED  FOR  CASH      1,200,000     12,000     24,000     -0-     -0-
36,000

FIVE  FOR  ONE  REDUCTION  IN
  SHARES  OUTSTANDING      (6,420,590)     (78,652)     78,652     -0-     -0-
-0-

67,430  TREASURY SHARES PURCHASED            -0-        -0-        -0-     -0-
(6,743)            (6,743)

NET  LOSS               -0-         -0-          -0-     (21,367)          -0-
                  ---------     -------     --------     -------      --------
 (21,367)
--------

BALANCES,  JUNE  30,  1996     1,605,147       1,605      252,184     (46,241)
(43,184)              164,364

NET  LOSS               -0-         -0-          -0-     (32,631)          -0-
                  ---------     -------     --------     -------      --------
 (32,631)
--------

BALANCES, JUNE 30, 1997     1,605,147     $  1,605     $ 252,184     $(78,872)
                            =========      =======      ========      =======
$  (43,184)            $  131,733
 =========              =========






See  notes  to  financial  statements.
     -11-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     STATEMENTS  OF  CASH  FLOWS
     FOR  THE  YEARS  ENDED  JUNE  30  1997,  1996  AND  1995



            1997              1996              1995
          ------          --------          --------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss          $(32,631)          $(21,367)          $(15,293)
                         -------            -------            -------
Adjustments  to  reconcile  net  loss
     to  net  cash  used  by  operating
activities:
     Depreciation          -0-          27          502
Decrease  in  receivables
  and  prepaids                  -0-                  500              7,012
                         -----------          -----------          ---------

Total  adjustments                  -0-                  527             7,514
                            -----------          -----------          --------

     Cash  used  by  operating
  activities          (32,631)          (20,840)              (7,779)
                      -------           -------             --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds  from  the  issuance  of
     common  stock          -0-          36,000          3,000
     Purchase  of  treasury  stock                -0-      (6,743)         -0-
                                            ---------     -------      -------

               Cash  provided  by  financing
       activities                    -0-            29,257              3,000
                             -----------          --------          ---------

NET  (DECREASE)  INCREASE  IN  CASH
     AND  CASH  EQUIVALENTS          (32,631)          8,417          (4,779)

CASH  AND  CASH  EQUIVALENTS  AT
     BEGINNING  OF  YEAR          154,364          145,947          150,726
                                  -------          -------          -------

CASH  AND  CASH  EQUIVALENTS  AT
     END  OF  YEAR          $121,733          $154,364          $145,947
                             =======           =======           =======






See  notes  to  financial  statements.
     -12-

     PLANET  RESOURCES,  INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     NOTES  TO  FINANCIAL  STATEMENTS
     YEARS  ENDED  JUNE  30,  1997,  1996  AND  1995


1.          ORGANIZATION  AND  BUSINESS

Planet Resources, Inc.(formerly Allied Silver-Lead Company) ("Allied") was incorporated under the laws of the State of Idaho on March 22, 1967 and has been a company operating in the exploratory stage initially engaged in the business of exploring for non-ferrous and precious metals, principally silver, lead and zinc. Allied's principal operating asset is the ownership of mineral rights under the City of Mullan, Idaho ("the City"). In January 1992, the lease with Hecla Mining Company ("Hecla") relating to Allied's mineral rights was terminated, at which time management determined that Allied could no longer fund its exploratory stage activities and that its initial development stage had ended. Accordingly, management commenced a program to obtain additional capital for Allied from unrelated third-party investors and to pursue other business opportunities. In October 1992, discussions were commenced with Houston Resources Corporation ("HRC") which culminated in April 1993 with HRC's purchase of 2,000,000 shares of Allied's common stock for $100,000.

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

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     Estimates - The preparation of financial statements in conformity with
        ---------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)          Equipment and Leasehold Improvements - The costs of equipment and
             ------------------------------------
leasehold improvements are capitalized and charged to earnings utilizing the straight-line method of depreciation, with useful lives ranging from three to ten years. The costs of routine maintenance are charged to earnings as incurred. When assets are sold or retired, any resulting gain or loss is reflected in operations.

(c)        Realization of the Carrying Cost of Mining Property and Exploration
           -------------------------------------------------------------------
Costs  -  Following  termination of the Hecla lease agreement in January 1992,
  ---
the Board of Directors wrote down the mineral rights and capitalized exploration costs to their best estimate of their net realizable value of $10,000. The ultimate realization of the Company's carrying costs in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for the Company to recover its recorded value.

                                     -13-
                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(d)        Loss Per Share - Net loss per share of common stock is based on the
           --------------
weighted average number of shares outstanding during each period, adjusted for the 5 for 1 reduction in the number of shares authorized, issued and outstanding resulting from the merger.

(e)        Cash Equivalents - The Company considers as cash equivalents highly
           ----------------
liquid investments purchased with an original maturity of three months or less. Substantially all of the Company's cash and cash equivalents are held by one financial institution and is therefore subject to the risks inherent in the financial industry.

3.          PROPERTY  -  MINERAL  RIGHTS  AND  LEASES

(a) The Company is the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to real property owners of one share of capital stock for each 25 square feet of surface owned. In acquiring such mineral rights, the Company issued 361,739 shares of capital stock as adjusted for subsequent stock splits and the Planet merger. Conveyance of title included, free of any additional stock issue, all subsurface rights lying beneath adjacent streets and alleys where ownership rested with the grantor. The acquisition of such mineral rights was completed in November 1985.

     (b)          Property  Leased  by  Allied
                  ----------------------------

The Company entered into an agreement dated May 1, 1981, with the City of Mullan (which supersedes a previous agreement dated December 3, 1971), whereby the Company, as lessee, has the right to mine subsurface minerals on approximately 200 acres owned by the City north of the Osburn Fault for a period of 25 years. The City, as lessor, will receive 20% of all royalty payments or other consideration received by the Company from Hecla. In the event the Company enters into a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City shall receive 15% of the royalties received. No royalties have been received or paid on "City Property' south of the fault.

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

As the prior Treasurer for the Company, Mr. Paul Morris performed various accounting and tax services for the Company for which he was paid $4,500 in 1996 and $5,425 in 1995.

The Company receives free rent, accounting and management services from an entity controlled by the Company's president.

                                     -14-

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995


5.          COMMON  STOCK

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

On February 28,1997, the Company's Board of Directors unanimously approved the issuance and sale at a future date, to Delaware Royalty, Inc. of 360,000 shares of its common stock subject to the $.15 per share option agreement. Delaware Royalty, Inc. is a Texas corporation owned by a Trust whose beneficiaries include family members of the Company's president and director.

6.          INCOME  TAXES

The components of the Company's tax provision (benefit) for the years ended June 30, 1997, 1996 and 1995 are as follows:

            1997              1996              1995
          ------          --------          --------

     Federal                    $        -0-          $       -0-     $    -0-
State                                      -0-                -0-         (25)
                                   -----------          ---------     -------

     Total                              $      -0-     $    -0-      $    (25)
                                         =========      =======       =======

The Company has a net operating loss carryforward for federal income tax purposes in the approximate amount of $81,744. This carryforward will expire periodically through the year 2012, if not previously utilized.

The Company was required to adopt in fiscal 1994, the provisions of Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes" ("FASB 109"), which amends or supersedes most prior authoritative literature on the subject, and has as its basic objective the recognition of current and deferred income tax liabilities or assets based upon all events that have been recognized in the financial statements as measured by the provision of enacted tax laws. The impact of adopting FASB 109 was not material. At June 30, 1997, 1996 and 1995 the Company had deferred tax assets in the amounts of $27,793, $16,709 and $9,722 respectively, applicable to it's net operating loss carryforward. As the Company has no ongoing operations, these amounts have been fully reserved.

7.          CONTINGENT  LIABILITY

On June 10, 1997, the Company received from the EPA a request for information pursuant to Section 104(e) of the Comprehensive Environmental Response,
Compensation and Liability Act ("CERCLA"). The request for information is seeking information and documents relating to the Company's knowledge of or involvement in releases or threatened releases of hazardous substances associated with mining activities occurring within the Coeur d'Alene Basin of Northern Idaho. The investigation includes an inquiry into the identification, nature, source and quantity of materials transported to or generated, treated, stored or disposed of within the Coeur d'Alene Basin.

                                     -15-
                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995


7.          CONTINGENT  LIABILITY  (CONTINUED)

Management of the Company is in the process of responding to the request for information and does not believe the Company was involved in releases or threatened releases of hazardous substances associated with mining activities. No amounts have been recorded in the accompanying financial statements for any possible costs associated with this matter.








































                                     -16-

                                      22
     PLANET  RESOURCES,  INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART II
                                 JUNE 30, 1997

ITEM  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------       ---------------------------------------------------------------
FINANCIAL
---------
D
-
CIALDISCLOSURE"l1

     For  the  year  ended  June  30,  1997:

          NONE

     For  the  year  ended  June  30,  1996:

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

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART III
                                 JUNE 30, 1997

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE
---------          --------------------------------------------
REGISTRANT"ITEM10.DIRECTORSANDEXECUTIVEOFFICERSOFTHEREGISTRANT"l1
--------     ------------

                     PRINCIPAL OCCUPATION AND FIVE-YEAR BUSINESS HISTORY
                         SHARES OF CAPITAL STOCK OWNED AS OF JUNE 30, 1997
                     NAMES OF OFFICERS AND POSITIONS HELD
                                AGE     TERM EXPIRES
A.W.  DUGAN(1)       69     Next Annual Meeting     Oil & Gas Operator     -0-
   President,  Director
JACQUE  N.  YORK(1)           51     Next Annual Meeting     Corporate Officer
-0-
   Secretary,  Director
MICHAEL  K.  BRANSTETTER(2)            43     Next Annual Meeting     Attorney
200
   Director
(1) Officer and director of Houston Resources Corp. which owns 400,000 shares (24.919%) of the Registrant.
      Officer and director of Anglo Exploration Corporation which owns 240,000 shares (14.952%) of the Registrant.
(2)    Mr.  Branstetter  is  an  officer  and director of the following public
companies:    Pilot  Silver  Lead,  Inc., Idaho General Mines, Inc.; and Lucky
Friday  Extension  Mining  Company.


     The City of Mullan is also entitled to have a representative on the Board pursuant to the lease between the Company and the City but has not requested same.

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART III
                                 JUNE 30, 1997

ITEM  11.          MANAGEMENT  REMUNERATION  AND
---------          -----------------------------
TRANSACTIONS"ITEM11.MANAGEMENTREMUNERATIONANDTRANSACTIONS"l1
--------     ------------------------

(a) The following table sets forth all remuneration paid by the Company on an accrual basis during the fiscal years ended June 30, 1997, 1996 and 1995 for the services in all capacities to all directors and executive officers of the Company:

               SECURITIES OR PROPERTY, INSURANCE BENEFITS OR REIMBURSEMENTS
                               PERSONAL BENEFITS
    NAME AND CAPACITY IN WHICH REMUNERATION WAS RECEIVED     SALARIES, FEES,
                   DIRECTORS' FEES, COMMISSIONS AND BONUSES
                        AGGREGATE OF CONTINGENT FORMS OF REMUNERATION
  All executive officers and directors as group (4 to 6 persons in group)     $
-0-  (1997)          None          See  Note  4  to  Financial  Statements
     $4,594  (1996)          None
     $5,478  (1995)          None


ITEM  12.          SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
---------          ---------------------------------------------------------
MANAGEMENT"ITEM12.SECURITYOWNERSHIPOFCERTAINBENEFICIALOWNERSANDMANAGEMENT"l1
--------

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
                             Non-assessable shares

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART III
                                 JUNE 30, 1997

ITEM  12.          CONTINUED
---------          ---------

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

     On February 28, 1997, the Company's Board of Directors unanimously approved the issuance and sale at a future date, to Delaware Royalty, Inc. of 360,000 shares of its common stock subject to the $.15 per share option agreement. Delaware Royalty, Inc. is a Texas corporation owned by a Trust whose beneficiaries include family members of the Company's president and director.


ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED
---------          ------------------------------------
TRANSACTIONS"ITEM13.CERTAINRELATIONSHIPSANDRELATEDTRANSACTIONS"l1
--------     ------------------

     The corporation previously rented a building and office from its former President, Marjorie Almquist, for $500 per month through March 31, 1996. Upon expiration on March 31, 1996, the lease was not renewed. The Corporation receives free rent, accounting and management services from an entity controlled by the Company's President.


                                    PART IV

ITEM  14.         EXHIBITS, FINANCIAL STATEMENTS SCEHDULES AND RECORDS ON FORM
---------         ------------------------------------------------------------
8-K"ITEM14.EXHIBITS,FINANCIALSTATEMENTSSCEHDULESANDRECORDSONFORM8-K"l1
----

(a)          1.          Financial  Statements          Page  No.
                         ---------------------
          See  Item 8, Index to Financial Statements of this Report          7

     Other schedules are omitted because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

     3.          Exhibits
                 --------
          27  -  Financial  Data  Schedule

                            PLANET RESOURCES, INC.
                     (FORMERLY ALLIED SILVER-LEAD COMPANY)
                             FORM 10-K -- PART IV
                                 JUNE 30, 1997

ITEM  14.          CONTINUED
---------          ---------

(b)          Reports  on  Form  8-K

     The  following  reports  on  Form  8-K  were  filed  during  fiscal 1997:

          On June 10, 1997, the Company received from the United States Environmental Protection Agency ("EPA") a request for information pursuant to
Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The request for information is seeking information and documents relating to the Company's knowledge of or involvement in releases or threatened releases of hazardous substances associated with mining activities occurring within the Coeur d'Alene Basin of Northern Idaho. The investigation includes an inquiry into the identification, nature, source and quantity of materials transported to or generated, treated, stored or disposed of within the Coeur d'Alene Basin.

          Management of the Company is in the process of responding to the request for information and does not believe the Company is involved in releases or threatened releases of hazardous substances associated with mining activities.

                           SIGNATURES"SIGNATURES"l1


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                             PLANET  RESOURCES,  INC.
                                             Registrant



/s/Jacque  N.  York                                         By:  /s/A.W. Dugan
-------------------                                              -------------
Jacque  N.  York,  Secretary                                       A.W. Dugan,
President




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and as of the date indicated.


Date:    September  ___,  1997                                      A.W. Dugan
                                                                    ----------
                                             A.W.  Dugan,  CFO  and  Director



Date:  September  ___,  1997                                 /s/Jacque N. York
                                                             -----------------
                                             Jacque  N.  York,  Director



Date:  September  ___,  1997                         /s/Michael K. Branstetter
                                                     -------------------------
                                             Michael  K. Branstetter, Director