Form 10-Q
period 1997-09-30
PLANET RESOURCES INC
filed 1997-10-29
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                               QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (D)
                                    of the
                      SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1997


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
          -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at September 30, 1997
          -----                              ---------------------------------
     Common  Stock,  $.001  par  value          1,605,818


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


Date:    October  27,  1997