Form 10-Q
period 1998-03-31
PLANET RESOURCES INC
filed 1998-04-02
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                               QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (D)
                                    of the
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1998


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
          -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at March 31, 1998
          -----                                  -----------------------------
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

     CHANGES IN SECURITIES AND USE OF PROCEEDS. On February 17, 1998, the Company agreed to sell 370,000 of its unregistered common stock for a cash consideration of $55,500 to a company related to the Company's president. It is anticipated by management that these funds will be used to investigate the feasibility of acquiring additional acreage to the south of its present holdings in the Mullan Idaho area.

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


Date:    April  2,  1998