Form 10-K
period 1998-06-30
PLANET RESOURCES INC
filed 1998-09-23
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934  (FEE  REQUIRED)  for  the  fiscal  year  ended  June  30,  1998.

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) for the transition period from ___________ to _______________.

Commission  File  No.  1-7149

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
             (Exact name of Registrant as specified in its charter)



  Delaware                                  82-0277987
---------------------------------  -----------------------------
(State or other jurisdiction       (IRS Employer Identification
of Incorporation or organization)  Number)



     1415 Louisiana, Suite 3100   Houston, Texas 77002-7360   (713) 658-1142
     (Address, including zip code, and telephone number including area code of Registrant's principal executive offices and place of business)

     Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                    Title of Class     Name of each exchange
                    --------------     ---------------------
                                         on which registered
                                        -------------------
     Common Stock $.001 par value     Shares were formerly listed on the Spokane
                                      Stock  Exchange which closed May 24, 1991.
                                      The Shares of the Registrant are now
                                      quoted  by  the  Spokane  Quotation
                                      Bureau.

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

THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT SEPTEMBER 16, 1998 WAS $____________**. FOR PURPOSES OF THIS COMPUTATION, ALL OFFICERS AND DIRECTORS OF THE REGISTRANT ARE DEEMED TO BE AFFILIATES. SUCH DETERMINATION SHOULD NOT BE DEEMED AN ADMISSION THAT SUCH OFFICERS AND DIRECTORS ARE AFFILIATES.

INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS OF COMMON STOCK            AT SEPTEMBER 16, 1998
        ---------------------------                   ---------------------
    COMMON STOCK $.001 PAR VALUE                            1,605,818



                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

This Form 10-K consists of 21 pages. The Table of Contents is listed on Page i. ** See Page 4.


                                      PLANET RESOURCES, INC.
                               (FORMERLY ALLIED SILVER-LEAD COMPANY)

                                      FORM 10-K ANNUAL REPORT
                                           JUNE 30, 1998

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


PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND RECORDS ON FORM 8-K

SIGNATURES

                                        7
                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                               FORM 10-K -- PART I
                                  JUNE 30, 1998

ITEM  1.     BUSINESS
--------     --------

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

     (ii)     Not  applicable.

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                               FORM 10-K -- PART I
                                  JUNE 30, 1998

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

          (xiv) Registrant has no employees and its current officers and directors serve without established compensation.

(d)     Not  applicable.


ITEM  2.     PROPERTIESITEM  2.     PROPERTIESl1
--------     ----------

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

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                               FORM 10-K -- PART I
                                  JUNE 30, 1998

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


(c) The Registrant has no competitive economic position in the mining industry as no mineral production has ever been realized.

(d)     Registrant  has  no  oil  and  gas  operations.


ITEM  3.     LEGAL  PROCEEDINGSITEM  3.     LEGAL  PROCEEDINGSl1
--------     ------------------

     There  are  no  legal  proceedings  pending.  However, refer to Item 14(b).


ITEM 4.     MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERSITEM 4.     MATTERS
-------     -------------------------------------------------
SUBMITTED  TO  A  VOTE  OF  SECURITIES  HOLDERSl1

     None

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART II
                                  JUNE 30, 1998

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
--------     -------------------------------------------------------------------
MATTERSITEM  5.     MARKET  FOR  THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED
-------
STOCKHOLDER  MATTERSl1
-------

(a)     Price  Range  of  Common  Stock
        -------------------------------


     The  following  table  shows the range of closing bid prices for the Common
Stock  as  reported  by  the  Spokane  Quotation  Bureau  Service.



Quarter           Period 07/01/95  Period 07/01/96  Period 7/1/97
 Ended              to 06/30/96      to 06/30/97     to 6/30/98
----------------  ---------------  ---------------  -------------

                     High  Low       High    Low      High  Low
----------------  ---------------  ---------------  -------------
September 30          *     *         *       *        *      *
December 31           *     *         *       *        *      *
March 31              *     *         *       *        *      *
June 30               *     *         *       *        *      *




(b)     Approximate  number  of  Equity  Security  Holders
        --------------------------------------------------



                                               Number of Record Owners
                        Title of Class           at August 13, 1998
                        -----------------------  ------------------
                          Common Capital Stock           1,473

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

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART II
                                  JUNE 30, 1998


ITEM  6.     SELECTED  FINANCIAL  DATAITEM  6.     SELECTED  FINANCIAL  DATAl1
--------     -------------------------

The selected financial data for each of the five years ended June 30, 1998, 1997, 1996, 1995, and 1994 were derived from the audited financial statements for such periods. The selected financial data should be read in conjunction with, and are qualified by, such financial statements and notes thereto, including the auditor's report thereon.



                                        Selected Income Statement Data:
                         -----------
                      YEAR ENDED JUNE 30
                         -----------
                             1998       1997       1996       1995       1994
                         -----------  ---------  ---------  ---------  ---------

Revenues:
Advance royalties             -0-      $-0-       $-0-       $-0-       $-0-
Other Income                  -0-        2        3,776      3,412      6,685
                          ----------  ---------  ---------  ---------  ---------
Total Revenues               $-0-       $2       $3,776     $3,412     $6,685
                          ----------  ---------  ---------  ---------  ---------

Expenses:
General and Administrative $(13,377) $(32,633)  $(25,143)  $(18,730)  $(34,161)
Property write-down           -0-       -0-        -0-        -0-        -0-
Income tax (expense)
       benefit                -0-       -0-        -0-        25        2,895
                          ----------  ---------  ---------  ---------  ---------

Net Loss                   $(13,377)  $(32,631)  $(21,367)  $(15,293)  $(24,581)
                          ==========  =========  =========  =========  =========

Net (loss) per common
      share                 $(.01)      $(.02)     $(.01)     $(.01)     $(.02)
                          ==========  =========  =========  =========  =========

Selected Balance Sheet Data:
-------------------------------

Current Assets:            $108,356   $121,733   $154,364   $146,447   $158,238
Mineral rights and
 depreciable property
   net (1)                   10,000     10,000     10,000     10,027     10,529
                          ----------  ---------  ---------  ---------  ---------
Total Assets               $118,356    $131,733   $164,364   $156,474   $168,767
                          ==========  =========  =========  =========  =========

Current Liabilities:         $-0-        $-0-       $-0-       $-0-       $-0-

Long-term debt                -0-         -0-        -0-        -0-        -0-
Commitments
Stockholders' equity       $118,356    $131,733   $164,364   $156,474   $168,767
                          ==========  =========  =========  =========  =========
Cash dividends               N/A         N/A        N/A        N/A        N/A
Working Capital           $108,356     $121,733   $154,364   $146,447   $158,238
                          ==========  =========  =========  =========  =========





(1)     See  Note  2  to  Financial  Statements.

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART II
                                  JUNE 30, 1998

ITEM  7.     MANAGEMENT'S  DISSCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
--------     -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
------

(a)     Results  of  Operations  for  the  Year  Ended  June  30,  1998
The Registrant had no operations for the year ended June 30, 1998 and had a net loss of $13,377 for the year. There was no revenue whereas, the expenses of $13,377 were for professional fees and general and administrative expenses.

(b)     Results  of  Operations  for  the  Year  Ended  June  30,  1997
        ---------------------------------------------------------------
The Registrant had no operations for the year ended June 30, 1997 and had a net loss of $32,631 for the year. The only income was from interest; whereas, the expenses of $32,633 were for professional fees and general and administrative expenses.

(c)     Results  of  Operations  for  the  Year  Ended  June  30,  1996
        ---------------------------------------------------------------
     The Registrant had no operations for the year ended June 30, 1996 and had a net loss of $21,367 for the year. The only income was from interest; whereas, the expenses of $25,143 were for professional fees and general and administrative expenses.

(d)     Comparison  of  Operations  -  June  30,  1998  versus  June  30,  1997
        -----------------------------------------------------------------------
     The Registrant had no operations for the year ended June 30, 1998. The principal difference between expenses for the two years was a decrease in professional fees, stock transfer, filing fees, permits and printing costs and legal fees of $18,628.

(e)     Comparison  of  Operations  -  June  30,  1997  versus  June  30,  1996
        -----------------------------------------------------------------------
     The Registrant had no operations for year ended June 30, 1997. The principal difference between expenses for the two years was an increase in professional fees and stock transfer, filing fees, permits and printing costs of $11,488.

(f)     Comparison  of  Operations  -  June  30,  1996  versus  June  30,  1995
        -----------------------------------------------------------------------
     The Registrant had no operations for year ended June 30, 1996. The principal difference between expenses for the two years was an increase in legal fees of $7,168.

(g)     Liquidity  and  Capital  Resources
        ----------------------------------
     The Registrant's working capital decreased from $121,733 at June 30, 1997 to $108,356 at June 30, 1998. The decrease was due primarily to the expenses for the year ended June 30, 1998. The Company does not have any present commitments for capital expenditures. Management believes that the present working capital balance will provide adequate funds to pay ongoing administrative costs for several years.


                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART II
                                  JUNE 30, 1998

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY DATA
--------     ----------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS
                 Filed as part of the Annual Report on Form 10-K
                                  June 30, 1998



                                                         Page
                                                         -----

Independent Auditor's Report                                 8

FINANCIAL STATEMENTS:
  Balance Sheets, June 30, 1998 and 1997                     9

  Statements of Operations for the Years Ended
    June 30, 1998, 1997, and 1996                           10

  Statements of Changes in Stockholders' Equity for the
    Years Ended June 30, 1998, 1997 and 1996                11

  Statements of Cash Flows for the Years Ended
    June 30, 1998, 1997 and 1996                            12

  Notes to Financial Statements for the Years Ended
    June 30, 1998, 1997 and 1996                         13-15

                                        8
     INDEPENDENT  AUDITOR'S  REPORT



To  the  Board  of  Directors  and  Shareholders
Planet  Resources,  Inc.
Houston,  Texas


We have audited the accompanying balance sheets of Planet Resources, Inc. (formerly Allied Silver-Lead Company) as of June 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet Resources, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended June 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.






     /s/Harper  &  Pearson  Company






Houston,  Texas
August  13,  1998

                                       12

                             PLANET RESOURCES, INC.
     (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
     BALANCE  SHEETS
     JUNE  30,  1998  AND  1997






                                               ASSETS
                                              ---------
                                                1998       1997
                                              ---------  ---------


CURRENT ASSETS
Cash and cash equivalents                     $108,356   $121,733
                                              ---------  ---------

Total current assets                           108,356    121,733
                                              ---------  ---------

PROPERTY
Mineral rights                                  10,000     10,000
Depreciable property                            15,963     15,963
                                              ---------  ---------

                                                25,963     25,963

Accumulated depreciation                        15,963     15,963
                                              ---------  ---------

Net property                                    10,000     10,000
                                              ---------  ---------

TOTAL ASSETS                                  $118,356   $131,733
                                              =========  =========


  LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - par value $.001,
1,000,000 shares authorized, none
issued or outstanding                         $    -0-   $    -0-
Common stock - par value $.001; 10,000,000
  shares authorized, 1,605,147 shares
  issued and 1,583,672 shares outstanding        1,605      1,605
Additional paid-in capital                     252,184    252,184
Retained earnings (deficit)                    (92,249)   (78,872)
Less treasury stock, at cost, 21,475 shares    (43,184)   (43,184)
                                              ---------  ---------

Total stockholders' equity                     118,356    131,733
                                              ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $118,356   $131,733
                                              =========  =========






See  notes  to  financial  statements.


                                 PLANET RESOURCES, INC.
                       (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
                               STATEMENTS  OF  OPERATIONS
                    FOR  THE  YEARS  ENDED  JUNE  30  1998,  1997  AND  1996










                                 1998            1997            1996
                             --------------  --------------  --------------

INCOME
Interest income             $         -0-   $           2   $       3,776
                              --------------  --------------  --------------

EXPENSES
Professional fees                    9,381          16,869          10,940
Office rent, related party             -0-             -0-           4,500
Depreciation                           -0-             -0-              27
Stock transfer, filing fees,
permits and printing costs               1           8,030           2,471
Legal fees                           3,930           7,222           7,168
Other                                   65             512              37
                              --------------  --------------  --------------

Total expenses                      13,377          32,633          25,143
                              --------------  --------------  --------------


NET LOSS                     $     (13,377)  $     (32,631)  $     (21,367)
                               ==============  ==============  ==============


NET LOSS PER SHARE
     OUTSTANDING             $        (.01)  $        (.02)  $        (.01)
                               ==============  ==============  ==============


WEIGHTED AVERAGE SHARES
      OUTSTANDING                  1,583,672       1,583,672       1,485,147
                               ==============  ==============  ==============




See  notes  to  financial  statements.


                                PLANET RESOURCES, INC.
                      (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
                 STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
             FOR  THE  YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996

                     Number Additional Retained  Total
                    of Shares Common   Paid-In  Earnings Treasury Stockholders'
                     Issued   Stock    Capital (Deficit)  Stock       Equity
                   --------  --------  -------  -------  -------  -----------

BALANCES,
 JUNE 30, 1995     6,825,737  $ 68,257  $ 149,532 $(24,874) $(36,441) $156,474

SHARES
  ISSUED FOR CASH  1,200,000   12,000     24,000     -0-      -0-       36,000

FIVE FOR ONE
  REDUCTION IN SHARES
     OUTSTANDING  (6,420,590) (78,652)   78,652      -0-      -0-         -0-

67,430 TREASURY
  SHARES PURCHASED      -0-      -0-      -0-        -0-     (6,743)   (6,743)

NET LOSS                -0-      -0-      -0-    (21,367)      -0-    (21,367)
                      -------  ------  -------  ----------  --------  ----------

BALANCES,
  JUNE 30, 1996     1,605,147   1,605  252,184  (46,241)   (43,184)    164,364

NET LOSS                -0-      -0-      -0-    (32,631)      -0-    (32,631)
                    ---------  --------  -------  -------  --------  -----------

BALANCES,
   JUNE 30, 1997    1,605,147    1,605   252,184 (78,872)   (43,184)   131,733

NET LOSS                -0-      -0-      -0-    (13,377)      -0-    (13,377)
                    ---------  --------  ------  --------  -------  -----------

BALANCES,
  JUNE 30, 1998     1,605,147   $1,605  $252,184  $(92,249)  $(43,184) $118,356
                    =========  ========  =======  ========  ========  ==========







See  notes  to  financial  statements.

                                       12

                           PLANET  RESOURCES,  INC.
                   (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
                         STATEMENTS  OF  CASH  FLOWS
              FOR  THE  YEARS  ENDED  JUNE  30  1998,  1997  AND  1996








                                               1998       1997       1996
                                             ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $(13,377)  $(32,631)  $(21,367)
                                             ---------  ---------  ---------
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation                                      -0-        -0-         27
Decrease in receivables and prepaids              -0-        -0-        500
                                             ---------  ---------  ---------

Total adjustments                                 -0-        -0-        527
                                             ---------  ---------  ---------

Cash used by operating activities             (13,377)   (32,631)   (20,840)
                                             ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of
common stock                                      -0-        -0-     36,000
Purchase of treasury stock                        -0-        -0-     (6,743)
                                             ---------  ---------  ---------

      Cash provided by financing activities       -0-        -0-     29,257
                                             ---------  ---------  ---------

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS                          (13,377)   (32,631)     8,417

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                             121,733    154,364    145,947
                                             ---------  ---------  ---------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                  $108,356   $121,733   $154,364
                                             =========  =========  =========


















See  notes  to  financial  statements.

                                       17
                             PLANET RESOURCES, INC.
                  (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
                        NOTES  TO  FINANCIAL  STATEMENTS
             YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996



1.     ORGANIZATION  AND  BUSINESS

Planet Resources, Inc.(formerly Allied Silver-Lead Company) ("Allied") was incorporated under the laws of the State of Idaho on March 22, 1967 and was a company operating in the exploratory stage initially engaged in the business of exploring for non-ferrous and precious metals, principally silver, lead and zinc. Allied's principal operating asset is the ownership of mineral rights under the City of Mullan, Idaho ("the City"). In January 1992, the lease with Hecla Mining Company ("Hecla") relating to Allied's mineral rights was terminated, at which time management determined that Allied could no longer fund its exploratory stage activities and that its initial development stage had ended. Accordingly, management commenced a program to obtain additional capital for Allied from unrelated third-party investors and to pursue other business opportunities. In October 1992, discussions were commenced with Houston Resources Corporation ("HRC") which culminated in April 1993 with HRC's purchase of 2,000,000 shares of Allied's common stock for $100,000.

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

(b)     Equipment  and  Leasehold  Improvements  -  The  costs  of equipment and
        ---------------------------------------
leasehold improvements are capitalized and charged to earnings utilizing the straight-line method of depreciation, with useful lives ranging from three to ten years. The costs of routine maintenance are charged to earnings as incurred. When assets are sold or retired, any resulting gain or loss is reflected in operations.

(c)     Realization  of  the  Carrying  Cost  of Mining Property and Exploration
        ------------------------------------------------------------------------
Costs  - Following termination of the Hecla lease agreement in January 1992, the
    -
Board of Directors wrote down the mineral rights and capitalized exploration costs to their best estimate of their net realizable value of $10,000. The ultimate realization of the Company's carrying costs in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for the Company to recover its recorded value.

(d)     Loss  Per  Share  -  Net  loss per share of common stock is based on the
        ----------------
weighted average number of shares outstanding during each period, adjusted for the 5 for 1 reduction in the number of shares authorized, issued and outstanding resulting from the merger.

                             PLANET RESOURCES, INC.
                  (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
                       NOTES  TO  FINANCIAL  STATEMENTS
              YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

(e)     Cash  Equivalents  -  The  Company  considers as cash equivalents highly
        -----------------
liquid investments purchased with an original maturity of three months or less. Substantially all of the Company's cash and cash equivalents are held by one financial institution and is therefore subject to the risks inherent in the financial industry.


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

As the prior Treasurer for the Company, Mr. Paul Morris performed various accounting and tax services for the Company for which he was paid $4,500 in 1996
 .

The Company receives free rent, accounting, and management services from an entity controlled by the Company's president.

                             PLANET RESOURCES, INC.
                (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)
                      NOTES  TO  FINANCIAL  STATEMENTS
               YEARS  ENDED  JUNE  30,  1998,  1997  AND  1996



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


6.     INCOME  TAXES

The Company has a net operating loss carryforward for federal income tax purposes in the approximate amount of $95,121. This carryforward will expire periodically through the year 2013, if not previously utilized.

The Company was required to adopt in fiscal 1994, the provisions of Statement of Financial Accounting Standards No, 109, "Accounting for Income Taxes" ("FASB 109"), which amends or supersedes most prior authoritative literature on the subject, and has as its basic objective the recognition of current and deferred income tax liabilities or assets based upon all events that have been recognized in the financial statements as measured by the provision of enacted tax laws. The impact of adopting FASB 109 was not material. At June 30, 1998, 1997 and 1996 the Company had deferred tax assets in the approximate amounts of $32,000, $28,000 and $17,000, respectively, applicable to it's net operating loss carryforward. As the Company has no ongoing operations, these amounts have been fully reserved.


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

On August 21, 1997, the Company received from the EPA, a letter stating that the EPA has determined that it will not, based upon current information, include the Company in any litigation associated with this matter.

Management of the Company does not believe the Company was involved in releases or threatened releases of hazardous substances associated with mining activities. No amounts have been recorded in the accompanying financial statements for any possible costs associated with this matter.

                            PLANET  RESOURCES,  INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART II
                                  JUNE 30, 1998

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
--------     -------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     For  the  year  ended  June  30,  1998:

          NONE

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

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART III
                                  JUNE 30, 1998


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------

                            PRINCIPAL OCCUPATION AND FIVE-YEAR BUSINESS HISTORY
                             SHARES OF CAPITAL STOCK OWNED AS OF JUNE 30, 1997
NAMES OF OFFICERS AND
POSITIONS HELD
                              AGE                             TERM EXPIRES
                          -----------                     -------------------

A.W. DUGAN(1)                   70                       Next Annual Meeting
   President, Director
JACQUE N. YORK(1)               52                       Next Annual Meeting
   Secretary, Director
MICHAEL K. BRANSTETTER(2)       44                       Next Annual Meeting
   Director
-------------------------------------


NAMES OF OFFICERS AND POSITIONS HELD

A.W. DUGAN(1)                          Oil & Gas Operator  -0-
   President, Director
JACQUE N. YORK(1)                      Corporate Officer   -0-
   Secretary, Director
MICHAEL K. BRANSTETTER(2)              Attorney            200
   Director
-------------------------------------


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

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART III
                                  JUNE 30, 1998


ITEM  11.     MANAGEMENT  REMUNERATION  AND  TRANSACTIONSITEM 11.     MANAGEMENT
---------     -------------------------------------------
REMUNERATION  AND  TRANSACTIONSl1
---

(a) The following table sets forth all remuneration paid by the Company on an accrual basis during the fiscal years ended June 30, 1998, 1997 and 1996 for the services in all capacities to all directors and executive officers of the
Company:




NAME AND CAPACITY IN WHICH REMUNERATION WAS RECEIVED



All executive officers and directors as group (4 to 6 persons in group)



  SECURITIES OR PROPERTY, INSURANCE BENEFITS OR REIMBURSEMENTS PERSONAL BENEFITS

NAME AND CAPACITY IN
WHICH REMUNERATION
WAS RECEIVED         SALARIES, FEES, DIRECTORS' FEES, COMMISSIONS AND BONUSES
                          AGGREGATE OF CONTINGENT FORMS OF REMUNERATION

All executive officers
 and directors
   as group (4 to 6
     persons in group)  $  -0- (1997)  None  See Note 4 to Financial Statements
                        $   4,594 (1996)  None
                        $   5,478 (1995)  None





ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTITEM
---------     --------------------------------------------------------------
12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENTl1

(a) As to voting securities of the Registrant owned of record or beneficially by each person who owns of record, or is known by the Registrant to own beneficially, more than five percent (5%) of any class of such securities:



Marjorie P. Almquist           $          .001 Common  Record and  68,984**   4%
254 Copper Street              Non-Assessable Shares   Beneficial
Mullan, Idaho

Houston Resources Corp.        $          .001 Common  Record and   400,000  25%
1415 Louisiana, Suite 3100     Non-Assessable Shares   Beneficial
Houston, Texas 77002

Anglo Exploration Corporation  $          .001 Common  Record and   240,000  15%
1415 Louisiana, Suite 3100     Non-Assessable Shares   Beneficial
Houston, Texas 77002



** An additional 29,592 shares of the Registrant are owned of record by family members related to Marjorie P. Almquist. Mrs. Almquist disclaims any beneficial ownership of these shares.


(b) As to each class of equity securities of the Registrant other than directly or indirectly by all directors and officers of the Registrant, as a group, without naming them:



TITLE OR CLASS          AMOUNT BENEFICIALLY OWNED  PERCENT OF CLASS
----------------------  -------------------------  -----------------

 .01 par value common                     640,000                40%
Non-assessable shares

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART III
                                  JUNE 30, 1998

ITEM  12.     CONTINUED
---------     ---------

(c) On July 28, 1994, the following options were granted for a period of 5 years at $.15 per share (which was in excess of book value on June 30, 1994) for 645,000 shares of the unissued common stock to the following officers and directors:

   A.W. Dugan and/or assignees - President,CEO and Director     600,000 shares
   P.V. Morris - Treasurer and Director, Deceased                40,000 shares
   Michael K. Branstetter - Director                              5,000 shares

     During fiscal 1996, 240,000 of the option shares were sold to a corporate entity controlled by A.W. Dugan.

     Upon exercise of the remaining 360,000 share options by A.W. Dugan, he and his assignees would control 51% of the outstanding shares.


ITEM  13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSITEM 13.     CERTAIN
---------     ----------------------------------------------
RELATIONSHIPS  AND  RELATED  TRANSACTIONSl1

     The corporation previously rented a building and office from its former President, Marjorie Almquist, for $500 per month through March 31, 1996. Upon expiration on March 31, 1996, the lease was not renewed. The Corporation receives free rent, accounting and management services from an entity controlled by the Company's President.


                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENTS  SCEHDULES  AND  RECORDS  ON FORM
---------     ------------------------------------------------------------------
8-KITEM  14.     EXHIBITS,  FINANCIAL  STATEMENTS  SCEHDULES AND RECORDS ON FORM
------
8-Kl1
---

(a)     1.     Financial  Statements     Page  No.
               ---------------------
          See  Item  8,  Index to Financial Statements of this Report          7

     Other schedules are omitted because of the absence of conditions under which they are required, or because the required information is given in the financial statements or notes thereto.

     3.     Exhibits
            --------
          27  -  Financial  Data  Schedule

                             PLANET RESOURCES, INC.
                      (FORMERLY ALLIED SILVER-LEAD COMPANY)
                              FORM 10-K -- PART IV
                                  JUNE 30, 1998



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

          On August 21, 1997, the Company received from the EPA, a letter stating that the EPA has determined that it will not, based upon current information, include the Company in any litigation associated with this matter.

          Management of the Company does not believe the Company is involved in releases or threatened releases of hazardous substances associated with mining activities and that no future liability will exist.

                             SIGNATURESSIGNATURESl1


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                             PLANET  RESOURCES,  INC.
                                             Registrant



/s/Jacque  N.  York                              By:  /s/A.W.  Dugan
-------------------                                   --------------
Jacque  N.  York,  Secretary                          A.W.  Dugan, President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and as of the date indicated.




Date:  August 13, 1998                                    /s/A.W. Dugan
                                                    -------------------------
                                                   A.W. Dugan, CFO and Director



Date: August 13, 1998                                       /s/Jacque N. York
                                                    -------------------------
                                                    Jacque N. York, Director



Date: August 13, 1998                               /s/Michael K. Branstetter
                                                    -------------------------
                                                     Michael K. Branstetter,
                                                       Director