Form 10-Q
period 1998-09-30
PLANET RESOURCES INC
filed 1998-10-26
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15 (D)
                                     of the
                       SECURITIES AND EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998


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
          -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding  at  September  30,  1998
          -----                    -------------------------------------
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

PLANET  RESOURCES,  INC.
(formerly  Allied  Silver-Lead  Company)



By:  /s/A.W.  Dugan
   ----------------
      A.W.  Dugan,  Chief  Executive  Officer
            and  Chairman  of  the  Board


Date:  October  26,  1998