Form 10-Q
period 1998-12-31
PLANET RESOURCES INC
filed 1999-01-19
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                                QUARTERLY REPORT

                        PURSUANT TO SECTION 13 OR 15 (D)
                                     OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998


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

                  CLASS                    OUTSTANDING  AT  DECEMBER  31,  1998
     COMMON  STOCK,  $.001  PAR  VALUE                  1,605,818


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

                            PLANET  RESOURCES,  INC.
                    (FORMERLY  ALLIED  SILVER-LEAD  COMPANY)

                                    BY: /S/ A.W. DUGAN
                                        --------------
                                        A.W.  DUGAN,  CHIEF  EXECUTIVE  OFFICER
                                        AND  CHAIRMAN  OF  THE  BOARD


DATE:  JANUARY  19,  1999