Form 10-Q
period 1999-03-31
PLANET RESOURCES INC
filed 1999-05-17
CIK 3959

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                               QUARTERLY REPORT

                       PURSUANT TO SECTION 13 OR 15 (D)
                                    of the
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999


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

                             C/O HUNTER M.A. CARR
                                   PRESIDENT
                            PLANET RESOURCES, INC.
                         ONE TEN PARK PLACE, SUITE 200
                             HOUSTON, TEXAS 77084
                   (Address of principal executive offices)

                                (281) 578-8800
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                    X    Yes                        No
                   ---                          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at March 31, 1999
            -----                               -----------------------------
 Common  Stock,  $.001  par  value                         8,000,340


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


PART  II.          OTHER  INFORMATION  AND  SIGNATURES

     In March 1999, New Planet Resources, Inc. ("New Planet"), a wholly owned subsidiary of Planet Resources, Inc. ("Planet") was incorporated in the State of Delaware. New Planet was formed in connection with the execution of an Agreement and Plan of Distribution (the "Agreement") by and between Planet and New Planet dated March 25, 1999. Under the Agreement, Planet will transfer, among other things, its mineral properties to New Planet. Planet, with assets, then consisting primarily of cash in the bank, will acquire National Law Library, Inc. ("National") through a tax-free exchange of shares of common stock of National for Planet common shares pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement") dated March 24, 1999. Upon completion of the acquisition, which will be accounted for as a reverse acquisition of Planet by National, the National shareholders will own a majority of the outstanding shares of Planet.

     New Planet intends to become a public company upon the effectiveness of a registration statement, will then change its name to Planet Resources, Inc. Consequently, (i) all of Planet's prior business operations will be continued by New Planet after the distributions, and (ii) the management of Planet before the Acquisition Agreement and distribution, and New Planet after, the distributions being identical. At this time New Planet has no operations.

     The distributions will be effected after the acquisition. On the distribution date, Planet will distribute to the Planet stockholders, shares of New Planet Common Stock. The distributions will not take place unless all of the conditions to effecting the acquisition (other than the completion of the distribution) have been fulfilled.

     No  exhibits  are  attached.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANET  RESOURCES,  INC.
(formerly  Allied  Silver-Lead  Company)



By:    /s/Hunter  M.A.  Carr
   -------------------------
      Hunter  M.A.  Carr,  President

Date:    May  17,  1999