Form 10-K
period 1999-06-30
INTERNET LAW LIBRARY INC
filed 1999-10-13
CIK 3959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____to _____

                        Commission File Number:  1-07149

                           INTERNET LAW LIBRARY, INC.
             (Exact name of Registrant as specified in its charter)

                       DELAWARE                       82-0277987
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)         Identification No.)

             4301 WINDFERN ROAD, SUITE 2000, HOUSTON, TEXAS, 77041 (Address of principal executive offices including zip code)

                                 (281) 600-6000
                        (Registrant's telephone number,
                              including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                   ON WHICH REGISTERED
           -------------------                   -------------------
               None                                    None

               Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)


  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of Registrant as of October 4, 1999 was $20,976,676 (based on the closing price of $3.25 per share on October 4, 1999 as reported on the over-the-counter Bulletin Board).

  As of October 4, 1999, 22,751,862 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the Registrant's fiscal year covered by this Form 10-K are incorporated by reference in Part III of this Form 10-K.

                           INTERNET LAW LIBRARY, INC.
                                   Form 10-K
                      For Fiscal Year Ended June 30, 1999

                               TABLE OF CONTENTS


                                 PART I                               Page
                                                                      ----

 1.  Business                                                           2
 2.  Properties                                                         9
 3.  Legal Proceedings                                                 10
 4.  Submission of Matters to a Vote of Security Holders               10

                                 PART II

 5.  Market for Registrant's  Common Equity and Related Stockholder
      Matters                                                          11
 6.  Selected Consolidated Financial Data                              14
 7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                            15
 7A. Quantitative and Qualitative Disclosures about Market Risk        18
 8.  Consolidated Financial Statements and Supplementary Data          18
 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                             18

                                 PART III

10.  Directors and Executive Officers of Registrant                    19
11.  Executive Compensation                                            19
12.  Security Ownership of Certain Beneficial Owners and Management    19
13.  Certain Relationships and Related Transactions                    19

                                 PART IV

14.  Exhibits, Financial Statements, Schedules and Reports
      on Form 8-K                                                      20

                                     PART I

     This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of Internet Law Library, Inc. ("Internet Law" or the "Company") or its management with respect to future activities or other future events or conditions within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates," "estimates," "expects," "projects," "plans," "intends," "should" or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Internet Law's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Internet Law's working capital and the ability of Internet Law to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Internet Law believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Internet Law or any other person that the objectives and plans of Internet Law will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, Internet Law undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     The Company, formerly known as Planet Resources, Inc., is a Delaware corporation that now operates an Internet portal that provides subscription access to databases used for legal research through its wholly owned, operating subsidiary, National Law Library, Inc. ("National Law"). The content of these databases consists of federal and state case law, statutory law and regulatory materials that can be useful to individual lawyers, judges, law firms, corporate legal departments, government agencies, businesses, and individuals involved in litigation, legislative efforts, and corporate legal planning. Interfacing with these databases is a software retrieval engine that is also owned and operated by National Law. Customers using the Internet portal pay subscription fees to National Law for monthly or longer-term service.

     Internet Law's common stock is traded on the over-the-counter Bulletin Board under the symbol "ELAW."

CORPORATE HISTORY

     The Company was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, the Company was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, changed its name to Planet Resources, Inc. Between 1992 and its reverse acquisition by National Law in March of 1999, Internet Law had no operations; however, the Company maintained certain mining properties which are to be indirectly distributed to those stockholders who were stockholders of the Company prior to the reverse acquisition by National Law. To effect this distribution, New Planet Resources, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("New Planet"), will, under the terms of an Agreement and Plan of Distribution, dated March 25, 1999 (the "Distribution Agreement"), succeed to the Company's interests in these mining and related properties and $32,515 in cash at such time as the common stock of New Planet is registered under the Securities Act. New Planet has filed a registration statement with the United States Securities and Exchange Commission to register such stock.

     National Law, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet portal to be used for legal research. Following its formation, National Law's then sole stockholder, and the current President, Chief Executive Officer and Chairman of Internet Law, contributed to National Law all of his rights and interests in certain retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law. Commercial operations began in January 1999, the same month in which National Law agreed in principle to be acquired by Internet Law.

     Pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), among the Company, National Law and the stockholders of National Law, effective as of March 30, 1999, each share of National Law common stock was exchanged for one share of the Company's unregistered common stock. In contemplation of this transaction, the Company's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2,000,000 shares of the Company's common stock being outstanding immediately prior to the merger. As a result of these transactions, former National Law stockholders currently hold 18,000,000 shares of the Company's unregistered common stock and the Company's original stockholders currently hold 2,000,000 shares of the Company's common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to "Internet Law Library, Inc." Under the terms of the Merger Agreement, the majority of the Company's original board of directors resigned and were replaced with directors elected by the new stockholders of the Company.

RECENT TRANSACTION

     In the first quarter of Internet Law's fiscal year ending June 30, 2000, Internet Law privately issued approximately 1,283,800 shares of unregistered common stock at an average price per share of $1.11, yielding cash proceeds of approximately $1,420,700.


PRODUCTS AND SERVICES

     National Law provides a "virtual" law library that is designed to be used to do legal research from offices, homes, or portable laptops. National Law attempts to attract people who need to conduct legal research, and prefer to do so quickly, easily and inexpensively over the Internet. Built upon a web-based architecture, National Law's virtual library enables many users to access a database designed to provide access to and reduce the costs associated with online legal research. National Law endeavors to maintain and improve its technology and outpace its competitors by continuing to improve its search engine, publishing accurate databases, maintaining its low cost, and becoming a one-stop shopping place for legal research.

     National Law's primary product is a text search and retrieval program available for use via the Internet that currently offers access to the following databases:

     .  Texas Case Law;

     .  New York Case Law (1975 through 1999);

     .  United States Supreme Court;

     .  Federal 5th Circuit;

     .  Federal 11th Circuit;

     .  Texas Constitution;

     .  Texas 76th Legislature Session Laws; and

     .  plain language forms.

     National Law's legal information is available through its web site at www.itislaw.com. In addition, the information from National Law's databases can be downloaded or printed.

     In addition to National Law's existing products and services, the Company expects to provide a number of additional services in the future, which may include the following:

     . database inquiry, retrieval, and review of all state and federal case law;

     .  database inquiry and retrieval of all statutes, codes, constitutions,
        rules and   regulations, briefs and pending legislation;

     .  fast and frequent updating of all data;

     .  maintenance of currency as to hardware developments;

     .  maintenance of currency as to Internet developments;

     .  additional plain language forms;

     .  plain language writing clinics and editing services; and

     .  other such related legal research tools as needed by customers.

     As the future of data search and retrieval on the Internet expands, Internet Law may expand its market from primarily Texas into all of the United States, Canada, other English-speaking countries, Mexico, and all the other trading partners of the United States who have legal proceedings in the United States. Internet Law also may provide its services and related products to international legal offices with correspondent offices in the United States. Internet Law believes that the proliferation of access to the Internet may open all these markets at a fraction of the cost historically attributable to such wide scale marketing strategies, because a geographical presence is obtainable without the actual expense of physically locating in each of these areas.

     Internet Law's ability to provide additional services and expand its market depends upon a number of factors, many of which are beyond Internet Law's control. These include the rates of and costs associated with new customer acquisition, customer retention, capital expenditures and other costs relating to the expansion of operations; the timing of new product and service announcements; changes in Internet Law's pricing policies and those of its competitors; market acceptance of Internet Law's services; changes in operating expenses, strategy and personnel; increased competition; and general economic factors. There can be no assurance that Internet Law will be successful in selling its services or achieving or maintaining profitability or positive cash flow in the future.

AGREEMENTS WITH IT/IS, INC.

     The databases provided by Internet Law can be accessed and searched through a software retrieval engine known as Litidex(R). Litidex(R) was developed by IT/IS, Inc. ("IT/IS"), a Texas corporation wholly owned by Hunter M.A. Carr, Internet Law's President, Chief Executive Officer and Chairman. National Law is a party to certain agreements with IT/IS, the material terms of which are described below.

     Under a Continuing Services Agreement, effective December 1, 1998, between National Law and IT/IS (the "Services Agreement"), IT/IS agreed to provide National Law with data files containing case law and statutes as are in the public domain, together with coding and proprietary editing services covering these data files. National Law is charged $0.65 per 1,000 characters for those data files that satisfy certain prescribed quality control requirements. Pursuant to the Services Agreement, National Law agreed for a three-year period to provide IT/IS with minimum orders for data files containing an aggregate of 750 million characters per month. National Law has the right, however, to select another vendor if IT/IS' prices cease to be competitive given market prices for comparable work.

     Under a Management and Financial Services Agreement, effective March 1, 1999, between National Law and IT/IS (the "Management Agreement"), IT/IS provides accounting, staffing and procurement services and office space to National Law. National Law pays IT/IS a monthly management fee of $3,600, plus $85 per hour for accounting services, 125% of the cost of staffing services, 120% of the cost of office supplies, equipment and telephone services and 115% of the cost of office space rental.

     Under an agreement effective March 23, 1999, between National Law and IT/IS, IT/IS agreed to provide National Law with software development and consulting services for National Law's databases and retrieval. As of June 30 1999, no services had been provided under this agreement.

     Under a personal service contract, effective December 1, 1998, between National Law and Mr. Carr, effective in November 1998, Mr. Carr provided executive management and marketing services to National Law. This agreement was terminated effective July 1, 1999, the date that Mr. Carr became a salaried officer of Internet Law.

RAW MATERIALS

     Case law and statutes are public information that is not protectable by copyright. Many vendors of these historical records sell these products. National Law purchases content for its databases from IT/IS who also formats and uploads the content to National Law's web site. New content, including recently decided case law and new or pending legislation, is purchased directly from the respective courts and legislatures.

CUSTOMERS

     At October 4, 1999, National Law had a total of approximately 1,388 subscribers to its web-based products. Because Texas legal materials comprised the first databases National Law made available to customers, most of its customers are located in Texas. National Law has historically targeted its sales to small law firms and solo practitioners who may find competitors' products too expensive. Small firms and solo practitioners typically require legal information for the states in which they practice. National Law intends to increase the number of state law databases available through its web-site, and also intends to continue to aggressively market its products and services to additional small law firms and solo practitioners, as well large law firms and legal departments of corporations. There can, however, be no assurance that National Law will be successful in these efforts.

BUSINESS STRATEGY

     Internet Law's objective is to become one of the leading and most affordable providers of legal resources. Internet Law's strategy to accomplish this objective is to gain market share by:

    . the innovative use of the Internet and other technology;

    . offering its products and prices at extremely competitive prices relative to its competitors;

    . the use of various media to attract and retain customers;

    . focusing on a broad and diverse market of potential users of its products and services; and

    . providing excellent customer service and technical support.


INTERNET AND TECHNOLOGY

    The Company expects to remain competitive in the market for legal research through the continued use of the Internet and other forms of technology. Internet Law believes that National Law is at the forefront in the advanced use of technology in the legal research industry. This belief stems from the portability of National Law's products and services, and because of the speed of National Law's licensed search engine, Litidex(R), that is not available to competitors. Internet Law believes that Litidex(R) is a superior product to those used by competitors.

    National Law strives to be at the forefront of cutting-edge technology in both hardware and software as it relates to the needs of the legal profession, and to document automation, data search and retrieval methods. Specifically, National Law intends to:

    . keep its database current with immediate updates to case law, statutes, rules and regulations online;

    . retain staff who are proficient in all phases of the Internet not just from a user point of view, but also as an Internet provider and purveyor;

    . continue to develop its products;

    . strengthen its search engine, Litidex(R), by remaining current in software and hardware development; and

    . offer online sign-up for its products and services.

     However, there can be no assurance that Internet Law will be successful in using new technologies effectively, developing new services or enhancing existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance. In addition, there can be no assurance that services or technologies developed by others will not render Internet Law's services or technology non-competitive or obsolete.

     In addition, the market for Internet services is in an early stage of growth. Internet Law's services will depend upon the continuing development and expansion of the market for Internet services. If the demand for Internet services fails to continue to grow, grows more slowly than anticipated or becomes saturated with competitors, Internet Law will be materially adversely affected.

     Internet Law is also at risk to fundamental changes in the way Internet access is delivered. Currently, computers are primarily connected by telephone lines for access to Internet services. Recently, several companies have developed cable television modems that they may offer for sale in the near future. As the Internet becomes accessible through other devices and services, Internet Law will have to develop new technology or modify its existing technology to accommodate these developments. There can be no assurance that Internet Law will succeed in adapting its Internet access business to alternative devices and conduits.


COMPETITIVE PRICING

    The Company expects to achieve its business strategy in part through competitive pricing. Unlike some competitors, National Law currently does not, and has no plans to, charge its customers a "per-use" fee or hourly transaction fees. Rather, National Law charges its customers a monthly fee for its services. Upon payment of that fee, National Law offers an unlimited search and retrieval of its services and related products. Presently, aside from promotional and introductory discounts, National Law's basic monthly fee is $39.95.

     Internet Law believes the fees charged by National Law are significantly less than most of its competitors. National Law expects to be able to maintain this price advantage over its competitors because it believes that it has relatively low overhead and infrastructure expenses relative to its competition. It is a goal of National Law to remain substantially less expensive than its major competitors.

     Internet Law's customers have the option of discontinuing their service at the end of any month for any reason. If a significant number of customers so elect, and Internet Law is unable to attract new customers, Internet Law will be materially adversely affected.

SALES AND MARKETING

     One of the ways National Law expects to gain market share is to identify potential customers for its products and services, and employ a marketing strategy to change potential customers into customers. There are nearly one million active lawyers practicing in the United States. Moreover, there are more than 64,000 licensed attorneys in Texas and 110,000 licensed attorneys in New York. National Law intends to focus on a very broad and expansive market, including:

     . Solo legal practitioners;

     . Local, state and national law firms;

     . Judges and court personnel;

     . Legal assistants and paralegals; and

     . Other companies.

In addition, in order to sell its products and services to lawyers and other market participants, National Law plans to use a marketing strategy that has several elements:

     . telemarketing directly to licensed attorneys;

     . mailings, flyers, and electronic mail distributions;

     . advertising with displays in target market magazines;

     . advertising on the World Wide Web and Internet; and

     . writing and publishing a monthly newsletter to current and interested customers. (As priorities dictate, the publication frequency may be changed to bimonthly or quarterly.)

     National Law does not propose to make use of a traditional direct person-to-person sales staff. Rather, its strategy is to avoid the high cost and long lead time associated with a direct, in-the-field sales force, and instead use a vertical market approach in saturating the potential customer market through the use of telephone, electronic mail and facsimile contact.

     In addition to the items listed above, National Law plans to make extensive use of the technology it possesses to obtain customers. National Law maintains a page on the World Wide Web and has posted its site to the major search engines. National Law expects that this will allow it to make use of online sign-up and distribution. Finally, National Law may conduct personal demonstrations of its services and related products at major national trade shows.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     National Law strives to retain its customers and obtain new customers through its dedication to customer service and technical support. National Law employs four (4) customer service technicians whose primary job is to help customers when they have questions or problems with its products or services.
In addition, one of National Law's goals is to keep customers informed of coming enhancements to assure customers that they are staying current with its products.

INTELLECTUAL PROPERTY RIGHTS

     National Law regards its software technologies, databases and database management software as proprietary. National Law depends on trade secrets for protection of its software, and it has entered into confidentiality agreements with its management and key employees covering this software, and limits access to, and distribution of this software, and other proprietary information. There can be no assurance that the steps taken by National Law or the Company will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are equivalent or superior to National Law's service or technology.


MARKET/INDUSTRY

     Industry sources estimate the market for on-line legal information was $1.7 billion in 1998, and is projected to grow to $2.7 billion by 2002. With the growth in litigation (28% increase in civil lawsuits and 55% in criminal cases from 1984-97) and the increase in the number of lawyers (980,000 in the United States as of December 31, 1998 and 1.06 million projected by 2002), Internet Law believes the projected increase in the market for on-line legal information is reasonable. In addition, the increased popularity of the Internet, both domestically and internationally, and the movement towards conservation of natural resources by using less paper, further strengthens this belief. Although there can be no assurance of its success, the Company anticipates that in the immediate future in Texas alone, National Law may be able to significantly increase its subscribers, potentially generating substantial monthly gross revenues.

COMPETITION

     The competition in Internet Law's industry is intense; its principal competitors have significantly greater resources than it does, and this competition may adversely affect Internet Law's consolidated results of operations. The market for electronic legal information is currently dominated by LEXIS/NEXIS(R), which is owned by Reed-Elsevier, and West Group, a division of The Thomson Corporation. These competitors are both large, well-established companies. They offer databases that are similar to or in some cases larger than the databases that National Law offers. Internet Law's competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Internet Law. This may enable them to undertake more extensive marketing campaigns, to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Internet Law can. LEXIS/NEXIS(R) and West Publishing Company have significant penetration in the large law firm market, a market in which Internet Law intends to compete.

     In addition, Internet Law competes with other companies that offer fee-based access to selected legal databases over the Internet. These companies may be more successful than Internet Law may be in capturing market share.

EMPLOYEES

     Internet Law and its subsidiary, National Law, had 23 full-time employees at October 4, 1999. In addition, Internet Law relies on the services of employees at IT/IS provided under the Management and Financial Services Agreement. Internet Law's employees are not represented by any collective bargaining organization. Internet Law has never experienced a work stoppage and believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

FACILITIES

     Internet Law's primary executive offices are at 4301 Windfern Road, Houston, TX 77041. Pursuant to the Management and Financial Services Agreement, the Company pays IT/IS allocated monthly charges of approximately $3,800, which amount may increase as the Company requires more office space. Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of Internet Law's operations.

OTHER PROPERTY

     The Company, from its operations before the reverse acquisition by National Law, is the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to the real property owners of one share of the Company's common stock for each 25 square feet of surface owned. In acquiring such mineral rights, the Company, through its predecessor, issued 361,739 shares of common stock, as adjusted for subsequent stock splits and the merger of Allied Silver-Lead Company ("Allied") with the Company. Conveyance of title included all subsurface rights lying beneath adjacent streets and alleys where ownership rested with the grantor. The acquisition of such mineral rights was completed in November of 1985.

     The Company, through one of its predecessors, entered into an agreement, dated May 1, 1981, with the City of Mullan whereby the Company, as Lessee, has the right to mine subsurface minerals on approximately 200 acres owned by the City north of Osburn Fault for a period of 25 years (subject to a renewal option for an additional 25 years). The City of Mullan, as lessor, received 20% of all royalty payments or other consideration received by Allied from Hecla Mining Company. In the event Allied enters in to a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City will receive 15% of the royalties received. No royalties have been paid on "City Property" south of the fault.

     The Company has no competitive economic position in the mining industry as no mineral production has ever been realized. Further, the Company has not received revenue from its mineral rights for the last several years.

ITEM 3.  LEGAL PROCEEDINGS

     On September 9, 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against Internet Law, National Law and IT/IS. Lois, a competitor of Internet Law, alleged that IT/IS breached an agreement between Lois and IT/IS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material, actual damages equal to the value of its market position prior to defendants' alleged tortious interference with the contract, and actual damages for alleged lost profits. Management and counsel for the Company consider the suit without merit, and management intends to vigorously defend the case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to Internet Law's security holders during Internet Law's fourth quarter.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Internet Law's common stock trades on the over-the-counter Bulletin Board under the symbol "ELAW." The following table shows the high and low of closing bid prices for the common stock as reported by the over-the-counter Bulletin Board. The closing bid price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

1998 Fiscal Year                     High            Low
----------------                     ----            ---
First Quarter                       $0.50           $0.25
Second Quarter                      $0.75           $0.25
Third Quarter                       $0.75           $0.50
Fourth Quarter                      $0.50           $0.25

1999 Fiscal Year                     High            Low
----------------                     ----            ---
First Quarter                       $0.125          $0.125
Second Quarter                      $0.25           $0.063
Third Quarter                       $0.875          $0.063
Fourth                              $7.00           $0.469

SALES OF UNREGISTERED SECURITIES

     During the past three years ended June 30, 1999, the Company issued unregistered shares of its common stock to a limited number of persons as described below.

1. Pursuant to the Merger Agreement among the Company, National Law and the stockholders of National Law, effective as of March 30, 1999, each share of National Law common stock was exchanged for one share of the Company's unregistered common stock.

2. In March 1999, Internet Law issued and sold 2,394,184 shares of common stock, par value $.001 per share to A. W. Dugan, the Company's former Chairman of the Board of Directors and President, and, currently, a significant stockholder of the Company, for $59,855.

3. In April 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to Chuck Dunbar, for $150.

4. In April 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share to Joanna Hoover for $10,000.

5. In April 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to D.H. Westmoreland, for $150.

6. In May 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to Joanna Hoover, for $150.

7. In May 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to Bryan Gentle for $15,000.

8. In May 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to Rich Nommensen for $150.

9. In May 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to Tina Williams for $150.

10. In June 1999, Internet Law issued and sold 15,000 shares of common stock, par value $.001 per share to Joe H. Reynolds for $15.

11. In June 1999, Internet Law issued and sold 50 shares of common stock, par value $.001 per share to Ekat Tcherkassova for $.05.

12. In June 1999, Internet Law issued and sold 1,500 shares of common stock, par value $.001 per share to Rhea Laws as consideration for a conference table that Internet law valued at $4,500.

13. In June 1999, Internet Law issued and sold 10,000 shares of common stock, par value $.001 per share to Robert Bolton as consideration for consulting services valued at $12,500.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and Internet Law believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with Internet Law, to information about Internet Law.

HOLDERS

  At October 4, 1999, there were 1,482 holders of record of Internet Law's common stock and 22,751,862 shares outstanding.

DIVIDENDS

  Internet Law has never declared any cash dividends on its common stock. Internet Law does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, Internet Law's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that Internet Law's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     Under the terms of the Merger Agreement, the stockholders of National Law became beneficial owners of 90% of the Company's outstanding common stock, a majority slate of new directors were elected by the new stockholders, and the name of the company was changed from Planet Resources to Internet Law. In return, the original stockholders of the Company, who once owned 100% of a company with no operations and some mining assets, became ten (10%) percent owners of National Law's parent company. Because of these fundamental changes in the control and in the operations of the Company, the selected financial data shown below and the consolidated financial statements contained in Part IV of this Form 10-K are presented as if National Law had acquired the Company. Accordingly, the selected financial data and the consolidated financial statements reflect the assets, liabilities, results of operations and cash flows of the business conducted by National Law for the period beginning with its inception on November 30, 1998, through June 30, 1999, and by the Company's new subsidiary, New Planet, from the date of the reverse acquisition through June 30, 1999. The historical financial data presented in the table below are derived from the Consolidated Financial Statements of Internet Law. The financial results are not necessarily indicative of Internet Law's future operations or financial results. The data presented below should be read in conjunction with Internet Law's Consolidated Financial Statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     PERIOD FROM
                                                      INCEPTION
                                                 (NOVEMBER 30, 1998)
                                                       THROUGH
                                                    JUNE 30, 1999
                                               ------------------------
STATEMENT OF OPERATIONS DATA:
  Revenues                                             $ 53,520
  Sales and marketing expense                           244,775
  General and administrative expense                    211,891
  Amortization and depreciation                         142,783
  Computer service expenses                              65,073
  Interest expense                                        1,212
                                                       --------
  Net loss                                             $612,214
                                                       ========
  Net loss per share                                   $   0.06
                                                       ========

                                                      JUNE 30, 1999
                                                      -------------
BALANCE SHEET DATA:
  Cash (1)                                             $   54,629
  Working capital deficit                                (481,949)
  Total assets (1)                                      2,690,000
  Total debt, all current                                 180,000
  Stockholders' equity                                 $2,140,806

____________
(1) Cash includes $32,515 that is to be distributed to New Planet's stockholders pursuant to the Distribution Agreement. In addition, total assets include recorded mining assets of $10,000 which will also be distributed under this agreement. The Company has recorded a current liability in the amount of $42,515, representing its total obligation under the Distribution Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of Internet Law Library, Inc. ("Internet Law" or the "Company"), which are included elsewhere in this Form 10-K. The following discussion contains certain forward-looking statements regarding the Company's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the period from the inception on November 30, 1998, of National Law Library, Inc. ("National Law"), the Company's operating subsidiary, through June 30, 1999 (the "Period from Inception to June 30, 1999").

     Internet Law Library, Inc., formerly known as Planet Resources, Inc., is a Delaware corporation that operates an Internet portal that provides subscription access to databases used for legal research primarily in the Texas market through its wholly owned subsidiary, National Law. The content of these databases consists of federal and state case law, statutory law and regulatory materials that can be useful to individual lawyers, judges, law firms, corporate legal departments, government agencies, businesses, and individuals involved in litigation, legislative efforts, and corporate legal planning. Interfacing with these databases is a software retrieval engine that is also owned and operated by National Law. Customers using the Internet portal pay subscription fees to National Law for monthly or longer-term service.

     Internet Law was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, Internet Law was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, changed its name to Planet Resources, Inc. Between 1992 and its acquisition of National Law in March of 1999, Internet Law had no operations; however, it maintained certain mining properties which are to be indirectly distributed to those stockholders who were stockholders of Internet Law prior to its acquisition of National Law. To effect this distribution, New Planet Resources, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("New Planet"), will, under the terms of an Agreement and Plan of Distribution, dated March 25, 1999 (the "Distribution Agreement"), succeed to Internet Law's interests in these mining properties and $32,515 in cash at such time as the common stock of New Planet is registered under the Securities Act of 1933. New Planet has filed a registration statement with the United States Securities and Exchange Commission to register such stock.

     National Law, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet portal to be used for legal research. Following its formation, National Law's then sole stockholder, and the current President, Chief Executive Officer and Chairman of Internet Law (the "Company's CEO"), contributed to National Law all of his rights and interests in certain retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law. Commercial operations began in January 1999, the same month in which National Law agreed in principle to be acquired by Internet Law.

     Preliminary funding for these operations occurred in December 1999 with an investor's purchase of a $200,000 2% subordinated convertible debenture. In February 1999, this debenture was converted into 500,000 shares of National Law's common stock. Also in February 1999, National Law issued and sold 2,337,500 shares of its common stock for approximately $406,000 in cash. Issued and outstanding National Law common stock amounted to 18,000,000 shares.

     Pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended, among the Company, National Law, and the stockholders of National Law, effective as of March 30, 1999, each share of National Law common stock was exchanged for one share of unregistered Internet Law common stock. In contemplation of the merger, Internet Law's original stockholders agreed to a one-for-two reverse stock split, which resulted in two million shares of Internet Law common stock being outstanding immediately prior to the merger. As a result of these transactions (collectively referred to below as the "National Law Transaction"), former National Law stockholders currently hold 18,000,000 unregistered shares of the Company's common stock and Internet Law's original stockholders currently hold 2,000,000 shares of the Company's common stock.

     The Company and IT/IS, Inc. ("IT/IS"), a company wholly owned by the Company's CEO, executed certain agreements under which IT/IS provides database content and various management, staffing and procurement services and office space to National Law. In addition, the Company's CEO provided executive management and marketing services to National Law under a personal service contract. Apart from the content agreement with IT/IS, the service agreements were put in place to provide National Law with an interim-operating infrastructure until such time as additional financing and cash from operations became available. Effective July 1, 1999, the personal service contract with the Company's CEO was terminated when this individual became a salaried officer of the Company. In addition, certain individuals whose salaries and benefits were allocated to National Law by IT/IS also became full-time officers and employees of National Law on July 1, 1999. As the Company attracts more investment capital, it plans to make the necessary resource commitments to achieve a stand-alone capability.

     In the first quarter of the Company's fiscal year ending June 30, 2000, the Company issued approximately 1,283,800 shares of unregistered common stock at an average price per share of $1.11, yielding cash proceeds of approximately $1,420,700.

     The Company may experience high volatility in operating results, net income and cash flows from quarter to quarter and from year to year. The Company's revenues depend on its ability to attract and retain customers. The Company's customers will have the option of discontinuing their service at the end of each month or any reason. The Company's expense levels are based, in part, on its expectations as to future revenues. Also, the Company expects that its operations often will require upfront expenses, but will result in trailing revenues. To the extent that revenues are below expectations, the Company may be unable or unwilling to reduce expenses proportionately, and operating results, net income and cash flows are likely to be adversely affected.

RESULTS OF OPERATIONS

     Revenues. The Company's revenues are derived from the sale of subscriptions entitling a subscriber to access National Law's databases of legal content. Subscribers may sign-up for one or more databases on an unbundled or bundled basis for a flat monthly fee. For instance, case law for Texas and the Federal 5th Circuit represent two separate databases, either one or both of which may be included in a subscription. Typically, the more databases that are included, then the higher the monthly subscription fee. During the Period from Inception to June 30, 1999, revenue was $53,520. At March 31, 1999, National Law had 144 subscribers who were paying average subscription fees of $43.12 per month. At June 30, 1999, the number of subscribers increased to 719, and the average subscription fee increased to $43.65 per month.

     Sales and Marketing Expense. Sales and marketing expense amounted to $244,775 for the Period from Inception through June 30, 1999. This amount consisted primarily of allocated charges from IT/IS for contract telemarketing personnel and direct sales management totaling $133,000, senior management charges under the personal service contract with the Company's CEO totaling $75,400, telephone expenses of $20,000, and advertising and media relations totaling $12,500. Since June 30, 1999, National Law has hired its own sales management personnel and, in the telemarketing area, intends to replace contract personnel with employees.

     General and Administrative Expense. General and administrative expense amounted to $211,891 during the Period from Inception to June 30, 1999. Significant components in this category include legal and accounting fees totaling $97,400 (including contract legal and accounting services allocated from IT/IS amounting to $41,500), allocated charges for rent, building services and supplies totaling $47,300, charges related to stockholder relations and business development totaling $30,300, and allocated charges for health insurance and other employee benefits of $14,400.

     Amortization and Depreciation. Amortization and depreciation expense totaled $142,783 during the Period from Inception to June 30, 1999. Of this amount, approximately $43,500 is attributable to additional database content, and approximately $97,800 is due to retrieval and database software. During the period, National Law added database content costing $691,400, comprised of Federal case law at $601,000 and additional Texas case law at $90,400. There were no increases due to retrieval and database software during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's ability to execute its business strategy, particularly the expansion of its products and services, depends to a significant degree on its ability to obtain additional capital. The Company's principal demands for liquidity are cash for operations, including funds for payables to IT/IS, and funds for investment.

     For the Period from Inception to June 30, 1999, the Company's cash increased by $54,629, consisting of $126,068 of cash used in operations, $ 631,393 of cash used in investment activities, and $812,090 of cash provided from financing activities.

     For the Period from Inception to June 30, 1999, National Law's operations consumed $121,631 of cash. Majors factors offsetting the reported net loss of $612,214 include $265,931 of payables due to related parties and the Company's use of common stock, valued at $29,300, to compensate consultants and vendors for services rendered. For future periods, the Company's payables to related parties are expected to decrease as existing payables are liquidated and as National Law attains more of a stand-alone capability.

     During the Period from Inception to June 30, 1999, investment activities consumed net cash of $624,535. The principal components of this usage include the increase to database content of $691,409, offset in part by $90,275 of cash acquired in the National Law Transaction. Of the cash acquired in the National Law Transaction, $32,515 will be distributed to the original stockholders of the Company under the terms of the Distribution Agreement. Management expects that future investment activities may include adding the case law content for states other than Texas. In addition, management of the Company is considering developing or acquiring new product lines that would be useful to Internet subscribers who are engaged in or interacting with the legal profession.

     Cash flows from financing activities during the Period from Inception to June 30, 1999 amounted to $800,795. The financing transactions comprising this amount include the sale of a $200,000 subordinated convertible debenture (subsequently converted to shares National Law common stock prior to the National Law Transaction), the proceeds from a $180,000 note made by the Company in June 1999, and the sale of $420,795 of common stock (comprised of sales by National Law prior to the National Law Transaction of shares of National Law's common stock for approximately $406,300 and sales by the Company following the National Law Transaction of 130,050 shares of the Company's common stock for approximately $14,495).

     The Company believes that its current sources of liquidity will be sufficient to meet the Company's short-term liquidity and committed capital requirements. However, in order to fund growth beyond existing commitments, the Company will need to raise additional funds for operations and investment. As a result, management of the Company is presently considering various equity-based, private financing proposals that may or may not fit the Company's long-term strategic growth objectives. Management of the Company is also considering the pros and cons of a public offering of its common stock. Decisions with regard to these further financings will be driven by the increasing need for working capital to augment existing marketing and sales efforts and to add new and updated legal content to its databases, and by the quality and timing of suitable acquisition opportunities. There can be no assurance that such capital will be available at reasonable cost.

YEAR 2000 ISSUE

     Many of the world's computers, software programs and other equipment using microprocessors or embedded chips currently have date fields that use two digits rather than four digits to define the applicable year. These computers, programs and chips may be unable to properly interpret dates beyond the year 1999. For example, computer software that has date sensitive programming using a two-digit format may recognize a date using "00" as the year 1900 rather than the year 2000. This inability to properly process dates is commonly referred to as the "Year 2000 issue," the "Year 2000 problem" or the "Millennium Bug." Such errors could potentially result in a system failure or significant miscalculations. This could result in system failures or miscalculations, causing disruptions of operations, including, among others, an inability to process transactions, send invoices or engage in similar normal business activities.

     The Company does not believe that the Year 2000 issue will have a material effect on its network computer systems or operations. However, it will continue to assess the potential impact of the Year 2000 issue. Any failure of the Company to become Year 2000 compliant on a timely basis could have a material adverse effect on the Company. To the extent that the Company relies on external vendors and network providers with Year 2000 exposure, any failure by such third-party providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company.

     Most of the Company's critical third-party providers have made representations to the effect that they are, or will be, Year 2000 compliant. The Company, however, has not undertaken an in-depth evaluation of such providers in relation to the Year 2000 issue, and furthermore the Company has no control over whether its third-party providers are, or will be, Year 2000 compliant. Any failure on the part of such third-party providers to become Year 2000 compliant on a timely basis or in a manner that is compatible with the Company's systems could have a material adverse effect on the Company. In the event the Company encounters Year 2000 problems, it would expect to take all reasonably necessary measures to address such problems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 7A of Form 10-K and by Item 305 of Regulation S-K do not require additional disclosure by Internet Law at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Information called for by Item 10 is incorporated by reference from Internet Law's definitive Proxy Statement, which will be filed not later than 120 days after the end of Internet Law's fiscal year ended June 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

  Information called for by Item 11 is incorporated by reference from Internet Law's definitive Proxy Statement, which will be filed not later than 120 days after the end of Internet Law's fiscal year ended June 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 is incorporated by reference from Internet Law's definitive Proxy Statement, which will be filed not later than 120 days after the end of Internet Law's fiscal year ended June 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 is incorporated by reference from Internet Law's definitive Proxy Statement, which will be filed not later than 120 days after the end of Internet Law's fiscal year ended June 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  The following documents are being filed as part of this Report:

     (a)(1)  Consolidated Financial Statements

          See Index to Consolidated Financial Statements on page F-1.

     (a)(2) All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

     (a)(3) The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-K.

  EXHIBIT
  NUMBER                      DESCRIPTION
  ------                      -----------

     2.1 Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, Inc., National and the stockholders of National (incorporated by reference to Exhibit A to Registrant's Form 8-K filed April 2, 1999).

     2.2+ First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, Inc., National Law and the stockholders of National Law.

     2.3 Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, Inc., New Planet and National Law (incorporated by reference to Annex B to Registrant's Information Statement Pursuant to
          Section 14(c) of the Securities Exchange Act of 1934 filed April 19,
          1999).

     3.1 Certificate of Incorporation, as amended of the Company (incorporated by reference to Exhibit 2 to the Company's Form 8-A12G/A filed October 4, 1999).

     3.2+ Bylaws, as amended, of the Company.

     10.1 Option Agreement between the Company and Hunter M.A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Hunter M.A. Carr).

     10.2 Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Jack I. Tompkins).

     10.3 Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Registrant's Registration Statement on Form S-8 filed April 2, 1999).

     10.4+ Continuing Service Agreement between National Law and IT/IS, effective December 1, 1998.

     10.5+ Management and Financial Services Agreement between National Law and
           IT/IS, effective March 1, 1999.

     10.6+ Software Development and Consulting Agreement between National Law and IT/IS, dated March 24, 1999.

     10.7+ Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist.

     21+   Subsidiaries of the Company.

     24    Power of Attorney (included on signature page).

     27+ Financial Data Schedule for the period from inception on November 30, 1998, to June 30, 1999.
     ________________________________
     + Filed herewith

  (B)  REPORTS ON FORM 8-K

  The following report on Form 8-K was filed during the last quarter of the period covered by this report:

  Form 8-K dated April 1, 1999, reporting (a) under Item 1 of Form 8-K, the change in control resulting from the acquisition of the capital stock of National Law, and the related transactions, which resulted, among other things, in the former stockholders of National Law holding 90% of the outstanding shares of common stock of Internet Law and (b) under Item 2 of Form 8-K, such acquisition of National Law. In Item 7 of such Form 8-K, Internet Law undertook to file a report on Form 10-KSB, which will include the required financial statements relating to such acquisition.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERNET LAW LIBRARY, INC.



                         By:  /s/  HUNTER M.A. CARR
                              ---------------------
                              Hunter M.A. Carr,
                              President, Chief Executive Officer and
                              Chairman

Date:  October 12, 1999

                               POWER OF ATTORNEY

  Each person whose signature appears below hereby authorizes and constitutes Hunter M.A. Carr and Malcolm F. McNeill, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURES                     TITLE                                    DATE
             ----------                     -----                                    ----
/s/ Hunter M.A. Carr                                                           October 12, 1999
------------------------------    President, Chief Executive Officer and
    Hunter M.A. Carr              Chairman (Principal Executive Officer)

/s/ Joe H. Reynolds               Director, General Counsel                    October 12, 1999
------------------------------
    Joe H. Reynolds

/s/ Kelley V. Kirker              Director                                     October 12, 1999
------------------------------
    Kelley V. Kirker

/s/ Malcolm F. McNeill            Chief Financial Officer (Principal           October 12, 1999
------------------------------    Financial Officer and Accounting
    Malcolm F. McNeill            Officer)

                                  Director                                      October ___, 1999
------------------------------
    Jack I. Tompkins

                       INDEPENDENT AUDITORS' REPORTS AND
                             FINANCIAL STATEMENTS

                                                               Page
                                                               ----

Independent Auditors' Reports...............................   F-1a and F-1b

Balance Sheet at June 30, 1999, and 1998....................   F-2

Statements of Operations for the period from November 30,
1998 to June 30, 1999, and the years ended June 30, 1998
and 1997....................................................   F-3

Statements of Changes in Stockholders' Equity for the period
from November 30, 1998 to June 30, 1999.....................   F-4

Statements of Cash Flow for the period from November 30,
1998 to June 30, 1999, and the years ended June 30, 1998
and 1997....................................................   F-5


Notes to Financial Statements...............................   F-6

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Internet Law Library, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Internet Law Library, Inc. (formerly Planet Resources, Inc. as of June 30, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows from November 30, 1998 (date of inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Law Library, Inc. at June 30, 1999 and the results of their operations and cash flows for the period ended June 30, 1999 in conformity with generally accepted accounting principles.

As more fully discussed in the accompanying financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals and entities that have resulted in material transactions and balances with these related parties.



                                   s/HARPER & PEARSON COMPANY



Houston, Texas
September 16, 1999



                                  F-1a

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders
Planet Resources, Inc.
Houston, Texas


We have audited the accompanying balance sheets of Planet Resources, Inc. (formerly Allied Silver-Lead Company) as of June 30, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                   s/HARPER & PEARSON COMPANY



Houston, Texas
August 13, 1998



                                  F-1b

                          INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
                          CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,
                                                                                    --------------------------
                                                                                    1999                  1998
                                                                                    ----                  ----
                      ASSETS
CURRENT ASSETS:
Cash, including $32,515 at June 30, 1999, that is to be distributed
   to the stockholders of New Planet Resources, Inc.                                $ 54,629            $108,356
   Due from stockholders                                                              11,295                   -
   Accounts receivable                                                                 1,322                   -
                                                                                  ----------            --------
             Total current assets                                                     67,246             108,356
                                                                                  ----------            --------
INTELLECTUAL PROPERTY AND EQUIPMENT:
   Law library assets, net of amortization                                         2,579,392                   -
   Furniture and equipment, net of depreciation                                       33,362                   -
                                                                                  ----------            --------
                 Net property                                                      2,612,754                   -
                                                                                   ---------            --------
MINING AND RELATED ASSETS, net of depreciation, to be distributed to the
   Stockholders of New Planet Resources, Inc.                                         10,000              10,000
                                                                                   ---------            --------
                 Total assets                                                     $2,690,000            $118,356
                                                                                  ==========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable                                                                     $180,000            $      -
   Accounts payable:
     Third party vendors                                                              55,857                   -
     Related parties                                                                 265,931                   -
   Accrued expenses                                                                    4,891                   -
   Assets distributable to stockholders                                               42,515                   -
                                                                                  ----------            --------
           Total current liabilities                                                 549,194                   -
                                                                                  ----------            --------

COMMITMENTS AND CONTINGENCIES                                                              -                   -
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.001; authorized shares of
     1,000,000 with no shares issued                                                       -                   -
   Common stock, par value $.001; at June 30, 1999, pending
     authorized, issued and outstanding shares of
     30,000,000, 21,132,288, and 21,121,550, respectively;
     at June 30, 1998, authorized, issued and outstanding
     shares of 10,000,000, 1,605,147, and 1,583,672,
     respectively                                                                     21,122               1,605
   Additional paid-in capital                                                      2,775,082             252,184
   Retained deficit                                                                 (612,214)            (92,249)
   Treasury stock, at cost; at June 30, 1999, 10,738 shares;
     at June 30, 1998, 21,475 shares                                                 (43,184)            (43,184)
                                                                                  ----------            --------
          Total stockholders' equity                                               2,140,806             118,356
                                                                                  ----------            --------
      Total liabilities and stockholders' equity                                  $2,690,000            $118,356
                                                                                  ==========            ========

  The accompanying notes are an integral part of these financial statements.

                          INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
                     CONSOLIDATED STATEMENT OF OPERATIONS



                                                           FROM INCEPTION ON              YEAR ENDED JUNE 30,
                                                           NOVEMBER 30, 1998           -----------------------
                                                           TO JUNE 30, 1999             1998             1997
                                                         ---------------------         ------           ------
REVENUE:
   Law library subscriptions                                  $  53,520               $       -        $       -

OPERATING EXPENSES:
   Sales and marketing                                          244,775                       -                -
   General and administrative                                   211,891                  13,377           32,633
   Computer service                                              65,073                       -                -
   Amortization and depreciation                                142,783                       -                -
   Interest expense                                               1,212                       -                -
                                                              ---------               ---------        ---------
                  Total expenses                                665,734                  13,377           32,633
                                                              ---------               ---------        ---------
NET LOSS                                                      $(612,214)              $ (13,377)       $ (32,633)
                                                              =========               =========        =========
BASIC AND DILUTED LOSS PER SHARE:                             $   (0.06)              $   (0.01)       $   (0.02)
                                                              =========               =========        =========
WEIGHTED AVERAGE SHARES:
   Basic                                                     10,763,581               1,583,672        1,583,672
                                                              =========               =========        =========
   Diluted                                                   11,551,081
                                                              =========

   The accompanying notes are an integral part of these financial statements.

                           INTERNET LAW LIBRARY, INC
                       (FORMERLY PLANET RESOURCES, INC.)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             From Inception on November 30, 1998 to June 30, 1999

                                        NUMBER OF                       ADDITIONAL
                                         SHARES         C0MMON           PAID-IN        RETAINED      TREASURY
                                         ISSUED         STOCK            CAPITAL        DEFICIT        STOCK      TOTAL
                                       ----------       ------          ----------      --------      ---------   -----
Shares issued to founding
 stockholder in exchange
 for contributed law library
 assets                                 15,152,500      $15,153         $2,014,207                               $2,029,360
Pre-acquisition transactions:
   Sale of shares                        2,337,500        2,338            403,987                                  406,325
   Shares issued for services               10,000           10              6,990                                    7,000
   Conversion of convertible
      Debenture                            500,000          500            199,500                                  200,000
Reverse acquisition                      2,000,000        2,000             98,954                   $ (43,184)      57,770
Post-acquisition transactions:
   Sale of shares                          130,050          130             25,635                                   25,765
   Shares issued for services              991,500          992             25,809                                   26,800
Net loss                                                                                $(612,214)                 (612,214)
                                        ----------      -------         ----------      ---------    ---------   ----------
                                        21,121,550      $21,122         $2,775,082      $(612,214)   $ (43,184)  $2,140,805
                                        ==========      =======         ==========      =========    =========   ==========

   The accompanying notes are an integral part of these financial statements.

                          INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                         FROM INCEPTION ON                YEAR ENDED JUNE 30,
                                                         NOVEMBER 30, 1998        -------------------------------
                                                          TO JUNE 30, 1999            1998              1997
                                                    ---------------------------   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(612,214)                $(13,377)          $(32,631)
  Adjustments to reconcile net loss to net cash used
    By operating activities:
     Consulting services paid for with
       common stock                                            29,300                        -                  -
     Amortization and depreciation                            142,783                        -                  -
     Changes in:
        Accounts receivable                                    (1,322)                       -                  -
        Accounts payable:
           Third party vendors                                 49,000                        -                  -
           Related parties                                    265,931                        -                  -
        Accrued expenses                                        4,891                        -                  -
                                                            ---------                 --------           --------
        Net cash used by operating activities                (121,631)                 (13,377)           (32,631)
                                                            ---------                 --------           --------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Cash acquired in reverse acquisition                         90,275
  Additions to law library content                           (691,409)                       -                  -
  Purchase of furniture and equipment                         (23,401)                       -                  -
                                                            ---------                 --------           --------
        Net cash used in investment activities               (624,535)                       -                  -
                                                            ---------                 --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of subordinated convertible
     Debenture                                                200,000
   Proceeds from the sale of stock                            420,795                        -                  -
   Proceeds from note                                         180,000                        -                  -
                                                            ---------                 --------           --------
        Net cash provided by financing activities             800,795                        -                  -
                                                            ---------                 --------           --------
Net increase (decrease) in cash                                54,629                  (13,377)           (32,631)
Cash, beginning of period                                           -                  121,733            154,364
                                                            ---------                 --------           --------
CASH, END OF PERIOD                                         $  54,629                 $108,356           $121,733
                                                            =========                 ========           =========

   The accompanying notes are an integral part of these financial statements.

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

NOTE 1 - BUSINESS, CORPORATE HISTORY, AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

Business -

          Internet Law Library, Inc. (formerly Planet Resources, Inc.) (the "Company" or "Internet Law") through its wholly owned subsidiary, National Law Library, Inc. ("National Law"), operates an Internet portal that provides subscription access to databases used for legal research. The content of these databases consists of federal and state case law, statutory law and regulatory materials that can be useful to attorneys and other parties involved in litigation, legislative efforts and corporate legal planning. Interfacing with these databases is a software retrieval engine that is also owned and operated by National Law. Customers using the Internet portal pay subscription fees to National Law for monthly or longer-term service.

Corporate History -

          National Law was formed in November 1998 as a Texas corporation for the purpose of developing and marketing an Internet portal to be used for legal research. Following its formation, National Law's then sole stockholder contributed to National Law all of his rights and interests in certain retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock. National Law's initial operations were confined to raising capital and developing a business strategy, and commercial operations did not begin until January 1999. That same month, National Law agreed in principle to be acquired by the Company in a transaction structured as reverse acquisition. This reverse acquisition was accomplished through a one-for-one tax-free exchange of shares of common stock pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), which became effective on March 31, 1999. The parties to the Merger Agreement include the Company, National Law and its stockholders, and New Planet Resources, Inc. ("New Planet"), a wholly owned subsidiary of the Company. Immediately following the reverse acquisition, the Company's stockholders voted to change the name of the Company to Internet Law Library, Inc.

          The Company was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, the Company was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, changed its name to Planet Resources, Inc. Between 1992 and its acquisition of National Law, the Company has had no operations; however, it has maintained certain mining properties which are to be distributed to those stockholders who were stockholders of the Company prior to the reverse acquisition by National law. To effect this distribution, New Planet was organized as a Delaware corporation and will, under the terms of an Agreement and Plan of Distribution, dated March 25, 1999, (the" Distribution Agreement") succeed to the Company's interests in these mining properties and $32,515 of cash at such time as the common stock of New Planet is registered under the Securities Act of 1933, as amended. As of September 30, 1999, New Planet

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

had filed a registration statement with the United States Securities and Exchange Commission to register such stock.

Summary of significant accounting policies -

Basis of Presentation - Implementation of the Merger Agreement brought about fundamental changes in the control and in the operations of the Company. Accordingly, these consolidated financial statements reflect the assets, liabilities, results of operations and cash flows of the business conducted by National Law since its inception on November 30, 1998, through June 30, 1999, and by the Company's new subsidiary, New Planet, from the date of the reverse acquisition through June 30, 1999 (together, the "Period from Inception to June 30, 1999").

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, National Law and New Planet. All significant inter-company balances and transactions have been eliminated.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that materially impact the Company's financial statements at June 30, 1999, include the valuation and amortization of the
Company's investment in law library assets.   Actual results could differ from
those estimates and the results could have a material impact on the results of operations of the Company.

Law Library Assets - Law library assets are comprised of content databases, which include federal and state case law, statutory law and regulatory materials, and database and retrieval software developed by a related party and acquired by National Law at its formation. The capitalized value of a content database is determined from the cost of purchasing, verifying and installing the database for release to Internet customers. Once a content database has been capitalized, the cost of maintaining the database with current case law and new regulations is expensed. The capitalized value of software is derived from programming expenses incurred directly in the application/development of the database and retrieval software in accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". Due to the speed with which changes are developing in the computer industry, it is possible that the unamortized cost of the law library assets and their estimated economic lives could change in the near term. The Company uses the straight-line method to amortize the components of the law library as shown below:

      Component                             Number of years
      ---------                             ---------------
      Content databases                           20
      Database and retrieval software              8

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

During the Period from Inception to June 30, 1999, the Company recognized amortization expense of approximately $141,000 on its law library assets. At June 30, 1999, law library assets consist of the following:

                                                              Database and
                                          Content               Retrieval
Component                                Databases              Software
---------                                ---------            ------------
 Capitalized balance                     $1,787,022             $933,757
 Less:  Accumulated amortization            (43,546)             (97,841)
                                         ----------             --------
                                         $1,743,476             $835,916
                                         ==========             ========

Furniture and Equipment - Furniture and equipment is recorded at cost and depreciated using the straight-line method over a five-year period. For the Period from Inception to June 30, 1999, the Company recognized $1,395 of depreciation expense.

Federal Income Taxes - No provision for Federal, state and local income taxes has been made because the Company's operating subsidiary, National Law, has sustained cumulative losses since its inception in November 1998. The related deferred tax assets have been fully reserved due to the uncertainty of realization of the tax benefit. Prior to the reverse acquisition by National Law, the Company had net operating loss carryforwards amounting to approximately $173,000 that the Company does not expect to utilize due to its reorganization under the Merger Agreement.

Loss per share - Loss per share has been calculated using the weighted average number of shares outstanding. Shares issued in the share exchange between the Company and National Law have been treated as outstanding since the date of the merger. Shares of the Company outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law outstanding before the reverse acquisition have been included in weighted average shares outstanding.

The following sets forth the weighted average shares used in computing basic and diluted earnings per share at June 30, 1999:

        Weighted average shares outstanding - basic         10,763,581
          Conversion of dilutive stock options                 787,500
                                                            ----------
        Adjusted weighted average shares outstanding
         - diluted                                          11,551,081
                                                            ==========

Fair Value of Financial Instruments - The fair values of financial instruments, comprised of cash and account receivables, approximate their reported carrying amounts at June 30, 1999.

Revenue Recognition - Revenues consist of subscriptions to on-line services and are recorded as earned.

NOTE 2 - BUSINESS COMBINATION:

          Effective as of March 30, 1999, the Company and National Law completed a reorganization pursuant to the terms of the Merger Agreement. Under this agreement, National Law's stockholders exchanged all of their issued and outstanding shares of common stock, consisting of 18 million shares, for a like amount of new shares of common stock to be issued by the Company. In contemplation of the reverse acquisition, the Company's original stockholders agreed to a 1 for 2 reverse stock split which resulted in two million issued and outstanding shares of common stock immediately prior to the reverse acquisition. These shares are to be retained by the Company's original stockholders and, pursuant to the Distribution Agreement, New Planet's shares of common stock are to be distributed to the original stockholders once a registration statement covering the shares becomes effective. Under the terms of the Merger Agreement, the members of the Company's original board of directors resigned and were replaced with directors elected by the new stockholders of the Company. At the time of the reverse acquisition, the Company had approximately $90,275 in cash. Under the terms of the Merger Agreement, eventual control of $54,000 of this cash was conveyed to the Company with the remainder to be distributed to its original stockholders under the Distribution Agreement.

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

          At the time of the reverse acquisition, the Company's authorized shares of common stock were 10 million. The terms of the Merger Agreement required that the Company's stockholders approve an amendment to its certificate of incorporation that would increase the authorized shares of common stock to 30 million and change the name of the Company to Internet Law Library, Inc. While this amendment was approved by the Company's stockholders on March 31, 1999, the amendment itself was not filed with the Secretary of State of Delaware until July 8, 1999. Because it was the intent of the parties to the Merger Agreement and because the parties, in fact, completed the reverse acquisition as contemplated in the Merger Agreement, the Company's financial statements for the year ended June 30, 1999, have been prepared on the basis that the Company was able to issue up to 30 million shares of its common stock as of March 31, 1999.

          The Company has accounted for the reverse acquisition under the purchase method of accounting, whereby National Law is treated as the accounting acquirer and the Company as the acquired entity. Using this method, the retained deficit of the Company as of the reverse acquisition date and the par value of National Law's common stock were closed to the Company's additional paid-in capital. This accounting reflects the intent of the parties; specifically, that National Law as an operating entity acquired the Company in order to implement a capital development program from which both the Company's original stockholders and its new stockholders expect to benefit.

          Shown below is a reconciliation of balances in the Company's stockholders' equity accounts from June 30, 1998, through the date of the reverse acquisition:


                                                        Additional
                              Shares        Common       Paid-in       Retained      Treasury
                              Issued        Stock        Capital        Deficit        Stock        Total
                           ------------   ----------   ------------   -----------   -----------    -------
Balances at June 30, 1998     1,605,147     $ 1,605      $252,184      $ (92,249)     $(43,184)    $118,356
Sale of shares to an
    existing stockholder      2,394,853       2,395        57,460                                    59,855
Reverse 1 for 2 stock
  Split                      (2,000,000)     (2,000)        2,000
Net loss through the
 reverse acquisition date                                               (120,441)                  (120,441)
                              ---------     -------      --------      ---------      --------     --------
Balances, as of the reverse
 acquisition date             2,000,000     $ 2,000      $311,644      $(212,690)     $(43,184)    $ 57,770
                              =========     =======      ========      =========      ========     ========

NOTE 3 - COMMITMENTS AND TRANSACTIONS WITH RELATED PARTIES:

  The law library assets of the Company were conveyed to National Law upon its formation by an individual who is now the Chairman of the Board of Directors of the Company, its Chief

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Executive Officer, President and its largest stockholder (the "Company's CEO"). The Company's CEO is also the sole stockholder of IT/IS, Inc., a Texas corporation formed in 1994 for the purpose of developing software to be used in the area of litigation support ("IT/IS"). IT/IS and the Company's CEO provided a variety of services to National Law prior to the reverse acquisition and continued to provide the same services through June 30, 1999. Set forth below is a summary of the agreements between National Law, IT/IS, and the Company's CEO together with the related costs and expenses incurred by National Law during the Period from Inception to June 30, 1999:

1. In December 1998, National Law and IT/IS entered into a continuing service agreement under which IT/IS provides database content to National Law. Under the terms of this agreement, IT/IS provides National Law with data files containing case law and statutes that are in the public domain together with coding and proprietary editing services covering these data files. National Law is charged $.65 per 1000 characters for those data files that satisfy certain prescribed quality control requirements. Under the agreement, National Law is obligated for a three-year period to provide IT/IS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement is to reflect market prices for comparable work, and National Law may select another vendor should IT/IS's prices not be competitive. During the Period from Inception to June 30, 1999, National Law incurred charges totaling approximately $691,500 for data files containing case law, and at June 30, 1999, National Law owed $115,700 to IT/IS;

2. Effective in March 1999, National Law and IT/IS operated under a management and financial services agreement under which IT/IS provides accounting, staffing, and procurement services and office space to National Law. Under the agreement, accounting services are charged at the rate of $85 per hour, staffing services are charged at 125% of cost, office supplies, equipment and telephone services are charged at 120% of cost, and office space rental is based on 120% of cost. In addition, IT/IS is entitled to charge a $3,600 monthly management fee under the agreement. Under this agreement, the following charges were incurred during the Period from Inception to June 30, 1999:

        Staffing services                                  $182,055
        Accounting services                                  27,098
        Supplies and equipment rental                        20,721
        Telephone service                                    18,580
        Office space                                         19,336
        Other                                                31,041
                                                           --------
        Total                                              $298,831
                                                           ========

       Included in staffing services are charges of $46,700 comprising the salaries and benefits of certain contract individuals who, effective in July 1999, became officers or employees of the Company and National Law. At June 30, 1999, National Law owed IT/IS $97,800 under this agreement;

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

3. Effective in December 1998, National Law entered into an agreement with IT/IS to receive software development and consulting services for its database and retrieval. As of June 30, 1999, no work had been performed or billed to National Law under this agreement; and

4. Effective in November 1998, National Law and the Company's CEO entered into a personal service contract covering executive services, marketing and business development, public relations and general management. During the Period from Inception to June 30, 1999, National Law incurred total charges of $55,400 under this agreement, and at June 30, 1999, owed the Company's CEO $40,400. The agreement was terminated on July 1, 1999, when the Company's CEO became a salaried officer of the Company.

          Since November 1998, National Law has received co-location and rack space for its Internet servers from an affiliated company in which the Company's CEO is a member of the board of directors and a major stockholder. Under this three-year letter agreement, National Law makes monthly payments of $3,000. During the Period from Inception to June 30, 1999, National Law was billed charges of $24,000 under this agreement and at June 30, 1999, had recorded a payable of $12,000 to this affiliated company. The parties to this agreement are negotiating a new monthly rate, a portion of which may be allocated to months earlier than June 1999.

          Prior to the reverse acquisition by National Law, the Company paid approximately $70,000 for accounting and management services and rent to a company controlled by an individual who was the then Chairman of the Board of Directors, President and a significant stockholder of the Company.

NOTE 4 - NOTE PAYABLE:

          In June 1999, the Company executed a demand promissory note in the amount of $180,000 payable to a third party on August 2, 1999, unless the due date is extended at the maker's option to September 2, 1999. The note bears an annual interest rate of ten (10%) percent, is payable in full plus accrued interest on the due date, and is fully guaranteed by National Law. The Company exercised its option to extend the due date to September 2, 1999, and was granted other extensions by the lender to October 11, 1999, on which date the principal and accrued interest were paid in full. During the Period from Inception to June 30, 1999, the Company recognized interest expense of $1,212 related to this note.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

          The Company is a party to an agreement with a consulting firm that was engaged in January 1999, to assist National Law in identifying and structuring the reverse acquisition

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

agreement similar to the one executed with the Company (the "Consulting Firm"). The Consulting Firm now provides the Company with advice and services in the areas of business development and financing, and is entitled to receive monthly consulting fees that are based on the price performance of the Company's publicly traded stock. At June 30, 1999, because of the price performance of the Company's stock, the provisions of this agreement require the Company to make a monthly payment of $5,000 to the Consulting Firm for a period of five years. Should the price performance of the Company's stock continue to improve, this payment obligation could increase to $12,000 per month.

          On September 9, 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against the Company, National Law, and IT/IS. Lois, a competitor of Internet Law, alleged that IT/IS breached an agreement between Lois and IT/IS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material, actual damages equal to the value of its market position prior to defendants' alleged tortious interference with the contract and actual damages for alleged lost profits. Management and counsel for the Company consider the suit without merit, and management intends to vigorously defend the case.

NOTE 6 - STOCK OPTIONS:

          On March 30, 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan for the Company (the "Plan"). Under the Plan, the Option Committee of the Board of Directors, consisting of at least two non-employee members of the Board of Directors, may grant stock options to purchase common stock of the Company (either incentive or non-qualified stock options) and stock appreciation rights ("SARs") to officers and employees, including directors who are employees, of the Company. The Option Committee has discretion to determine the terms and conditions upon which the options may be exercised. The Company has reserved 300,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions. In addition, the 1999 Director Option Plan (the "Director Plan") was approved by the Board of Directors on March 30, 1999, subject to stockholder approval. The Director Plan provides for automatic grants of stock options to non-employee directors. The Company has reserved 200,000 shares of common stock for the grant of options under the Director Plan, subject to anti-dilution adjustments. During the Period from Inception to June 30, 1999, no options were awarded or granted under either the Plan or the Director Plan.

          In addition to the foregoing plans, the Company's Board of Directors has awarded options to consultants and representatives of the Company for services rendered. During the Period from Inception to June 30, 1999, the Board awarded the following options:

1. In January 1999, in contemplation of the Company's reverse acquisition by National Law, National Law awarded options for the purchase of 600,000 shares of common stock at an exercise price of $.30 per share to the Consulting Firm. These options were exercisable for a period of ten (10) days following the first day on which the quoted market price of the Company's common stock reached a price of $1.10 per share.

                           INTERNET LAW LIBRARY, INC.
                       (FORMERLY PLANET RESOURCES, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

    Pursuant to this award, options for 300,000 shares were exercised in July 1999; and

2. On March 30, 1999, following the reverse acquisition, the Company awarded options to a consultant for services rendered in connection with the reverse acquisition. This award provides for the immediate exercise of options, in whole or in part, covering 450,000 shares of common stock at an exercise price of $1.00 per share. The option period is for a period of five years.

3. In April 1999, the Board awarded options to the Company's CEO and a consultant (who subsequently became a Board member in August 1999) for their service in identifying and introducing certain potential acquisition candidates to the Company. Options for 1,250,000 shares and 1,000,000 shares were awarded to the Company's CEO and this consultant, respectively. These options may be exercised in whole or in part at any time for a period of ten
    (10) years at an exercise price of $3.00 per share.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs, including consulting expense, is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the exercise price of the option. Had the Company determined compensation expense based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

         Net loss:
              As reported                                 $  612,214
              Pro forma                                   $3,129,707
         Basic and diluted loss per share:
              As reported                                 $     0.06
              Pro forma                                   $     0.39

      The Company is presently negotiating stock option agreements with certain officers, employees and other individuals who have provided services to the Company.

NOTE 7 - SUBSEQUENT EVENTS:

      In the first quarter of the Company's fiscal year ending June 30, 2000, the Company issued approximately 1,283,800 shares of common stock at an average price per share of $1.11, yielding cash proceeds of approximately $1,420,700.

                                 EXHIBIT INDEX
                                 -------------

  EXHIBIT
  NUMBER                      DESCRIPTION
  ------                      -----------

     2.1 Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, Inc., National and the stockholders of National (incorporated by reference to Exhibit A to Registrant's Form 8-K filed April 2, 1999).

     2.2+ First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, Inc., National Law and the stockholders of National Law.

     2.3 Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, Inc., New Planet and National Law (incorporated by reference to Annex B to Registrant's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed April 19, 1999).

     3.1 Certificate of Incorporation, as amended of the Company (incorporated by reference to Exhibit 2 to the Company's Form 8-A12G/A filed October 4, 1999).

     3.2+  Bylaws, as amended, of the Company.

    10.1 Option Agreement between the Company and Hunter M.A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Hunter M.A. Carr).

    10.2 Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Jack I. Tompkins).

    10.3 Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Registrant's Registration Statement on Form S-8 filed April 2, 1999).

    10.4+ Continuing Service Agreement between National Law and IT/IS, effective December 1, 1998.

    10.5+ Management and Financial Services Agreement between National Law and IT/IS, effective March 1, 1999.

    10.6+ Software Development and Consulting Agreement between National Law and IT/IS, dated March 24, 1999.

    10.7+ Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist.

    21+    Subsidiaries of the Company.

    24     Power of Attorney (included on signature page).

    27+ Financial Data Schedule for the period from inception on November 30, 1998, to June 30, 1999.
    ________________________________
    + Filed herewith