Form 10-K/A
period 1999-06-30
INTERNET LAW LIBRARY INC
filed 1999-10-28
CIK 3959

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              -------------------
                                  FORM 10-K/A
(Mark One)
   [X] AMENDMENT NUMBER ONE TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 1999

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

             4301 WINDFERN ROAD, SUITE 200, HOUSTON, TEXAS, 77041
          (Address of principal executive offices including zip code)

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


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of Registrant as of October 20, 1999 was $23,477,708 (based on the closing price of $3.25 per share on October 20, 1999 as reported on the over-the-counter Bulletin Board).

As of October 20, 1999, 23,621,409 shares of Registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  None

================================================================================

     Internet Law Library, Inc.f/k/a Planet Resources, Inc., a Delaware corporation (the "Company"), is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (the "Original Report") in order to provide the information required by Part III of the Form 10-K (Items 10, 11, 12 and 13), which information was omitted from the Original Report as provided in General Instruction G(3) of the instructions to Form 10-K. This Amendment speaks as of the original date of filing of the Original Report.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), among the Company, National Law Library, Inc., a Texas corporation ("National Law"), and the stockholders of National Law, effective as of March 30, 1999, each share of National Law common stock was exchanged for one share of the Company's unregistered common stock. In contemplation of this transaction, the Company's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2,000,000 shares of the Company's common stock being outstanding immediately prior to the merger. As a result of these transactions, former National Law stockholders currently hold 18,000,000 shares of the Company's unregistered common stock and the Company's original stockholders currently hold 2,000,000 shares of the Company's common stock. Under the terms of the Merger Agreement, the majority of the Company's original board of directors resigned and were replaced with the following designees of the Company's new stockholders: Hunter M.A. Carr, Kelley V. Kirker and Jonathan C. Gilchrist. Mr. Gilchrist served as a director until his resignation on June 15, 1999. The transactions contemplated by the Merger Agreement are collectively referred to herein as the "National Law Transaction."

     Except for the National Law Transaction, no arrangement or understanding exists between any director or executive officer or any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company.

     All directors are elected at each annual meeting of the Company's stockholders for a term of one year and hold office until their successors are elected and qualified. All executive officers are elected annually by, and serve at the discretion of, the Company's Board of Directors.

     The following table sets forth certain information concerning the executive officers and directors of the Company.

Name                            Age                               Position With the Company
--------------------------   ----------   -------------------------------------------------------------------------
Hunter M.A. Carr                 51       Chairman of the Board of Directors, President and Chief Executive
                                          Officer
Joe H. Reynolds                  77       General Counsel and Director
Kelley V. Kirker                 40       Director
Jack I. Tompkins                 53       Director
Malcolm F. McNeill               52       Chief Financial Officer
Robert Sarlay                    54       Vice President - Special Programs and Shareholder Relations
Carol Ann Wilson                 57       Secretary


          HUNTER M.A. CARR has been the President, Chief Executive Officer and Chairman of the Board of Directors of the Company since March 30, 1999. Mr. Carr is the founder of National Law, and has served as Chairman and President since it's founding in November 1998. From April 1994 until July 1999, Mr. Carr served as Chairman and Chief Executive Officer of IT/IS inc. ("IT/IS"), a company in which he is the sole stockholder. In July 1999, Mr. Carr resigned as Chief Executive Officer of IT/IS, but he continues to serve as its Chairman and he remains its sole stockholder. In August 1999, Mr. Carr was elected to the board of iExalt Inc., a public company offering Internet access to Christian products, information and ministry.

          JOE H. REYNOLDS has been a director of the Company since August 1999, and has been the General Counsel of the Company since July 1999. Since 1996, Mr. Reynolds has served as Of Counsel for the law firm of Schwartz, Junell, Campbell & Oathout, LLP, a Houston, Texas firm. From 1992 until 1996, Mr. Reynolds was Of Counsel with the Houston law firm of Andrews & Kurth. Mr. Reynolds is an experienced litigator, and he is presently representing the Company as attorney of record in the matter of Loislaw.com Inc., v. IT IS, Inc., Internet Law Library, Inc. and National Law Library, Inc. (Refer to Item 3. LEGAL PROCEEDINGS).

          KELLEY V. KIRKER has been a director of the Company since March 30, 1999, and served as a vice president of the Company from June 15, 1999, until July 13, 1999. Mr. Kirker has also served as a director of National Law since July 1, 1999. On October 1, 1999, Mr. Kirker was appointed Chief Executive Officer of IT/IS. Prior to that, since April 1994, Mr. Kirker has served as President and Chief Operating Officer of IT/IS. From 1987 until 1994, Mr. Kirker was employed by MLSI, Inc., a company engaged in litigation support service and owned by Mr. Carr. Prior to 1987, Mr. Kirker was employed for approximately five years in the computer information service area of Texaco, Inc.

          JACK I. TOMPKINS has been a director of the Company since August 1999. Mr. Tompkins is currently the Chairman and Chief Executive Officer of iExalt Inc., positions he assumed in September 1999. From April 1999 until September 1999, he was Executive Vice President and Chief Financial Officer of Crescent Real Estate Equities Company, a real estate investment trust traded on the New York Stock Exchange. Prior to that, Mr. Tompkins served as Chairman of Automotive Realty Trust Company of America from its inception in 1997 until the company's sale in January 1999. From 1988 to 1996, he served at Enron Corp. as Chief Financial Officer and Senior Vice President, and Chief Information, Administrative & Accounting Officer. Mr. Tompkins began his career at Arthur Young & Company and later joined Arthur Andersen LLP where he was elected to the partnership in 1981. Mr. Tompkins is a Certified Public Accountant.

          MALCOLM F. MCNEILL has been the Chief Financial Officer of the Company since September 1, 1999. Prior to that, since November 1994, Mr. McNeill provided financial consulting services as a sole proprietor to public and privately owned companies in the Houston area. Prior to 1994, he served in various financial and management positions with companies engaged in natural gas transportation, independent power development, and oil and gas exploration and production. Earlier, Mr. McNeill served for nearly seven years on the audit staff of Price Waterhouse LLP, and he is a Certified Public Accountant.

          ROBERT SARLAY has been the Vice President - Special Programs and Shareholder Relations of the Company since July 1999. Prior to that, from October 1998 until July 1999, he was the Manager of Marketing for IT/IS and provided marketing and shareholder services on a contract basis to National Law and the Company. From August 1997 to October 1998, Mr. Sarlay was the owner/operator of three restaurants in the Houston area. From 1993 to 1997, he served as the President of Advanced Care Centers of America, LLC, and an operator of nursing home facilities in the State of Texas. From 1991 to 1993, Mr. Sarlay was the Vice President Commercial Division of Asset Partners, Inc., and an operator of commercial office buildings in the Houston area. Prior to 1991, Mr. Sarlay served as an operations and executive officer of various companies engaged in long-term care, medical management, apartment development and management, and convenience store operations.

          CAROL ANN WILSON has been the Corporate Secretary of the Company since June 1999, and since July 1999, has served as Corporate Secretary and Vice President - Content for National Law. From September 1995 to April 1999, Ms. Wilson served as the legal secretary and personal assistant to the senior partner of John M. O'Quinn, P.C. From 1993 to 1995, she worked as the legal secretary for Mr. Reynolds at Andrews & Kurth. Since 1991, Ms. Wilson has been an active member and speaker in various state and national legal secretarial and paralegal organizations. She is the author of Plain Language Pleadings (Prentice Hall 1996), and has been published in national trade journals and other publications.

          SIGNIFICANT EMPLOYEES

          The following sets forth certain information regarding significant employees who are not executive officers but who make or are expected to make significant contributions to the business of the Company.

          CHARLES F. DUNBAR has been the Vice President - Sales of National Law since July 1999. Previously, from April 1999 to June 30, 1999, Mr. Dunbar was an employee of IT/IS providing contract sales and marketing services to National Law. From April 1995 to April 1999, he was the Chief Executive Officer and President of Image Vault, a sales and marketing consulting firm based in Houston, Texas. From 1990 to 1995, Mr. Dunbar served as Vice President of Sales for MLSI, Inc., an earlier company owned by Mr. Carr, and then IT/IS. Prior to 1990, Mr. Dunbar owned and operated a landscape and construction services company.

          KARA A. KIRKER has been the Chief Financial Officer and Treasurer of National Law since October 1, 1999. Prior to that date, Ms. Kirker provided such services to National Law on a contract basis as an officer of IT/IS. From January 1994 until National Law's inception in November 1998, Ms. Kirker served as the Controller and Treasurer of IT/IS, in which positions she continues to serve. From 1981 to 1994, Ms. Kirker was employed by Stone & Webster Oil Company, Inc. in the revenue accounting area and as Assistant Treasurer.

          FAMILY RELATIONSHIPS

          Kara A. Kirker is a niece by marriage of Hunter M.A. Carr. Kelley V. Kirker is married to Kara A. Kirker.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act), requires that the Company's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the Securities and Exchange Commission (the "SEC"). The Company believes, based solely on a review of the copies of such reports furnished to the Company during the fiscal year that ended on June 30, 1999, that all Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person, except for the following:

                                                                    Number of
 Name of Person       Title                    Late Report         Transactions
----------------     -------                  -------------       -------------
Hunter M.A. Carr     Chairman of the Board,      Form 4                 1
                     Chief Executive Officer,    Form 4                 3
                     and President

Jack I. Tompkins     Director                    Form 4                 1
                                                 Form 4                 1

ITEM 11.  EXECUTIVE COMPENSATION

     Each of Messrs. Carr, Sarlay, and Dunbar, and Ms. Wilson and Ms. Kirker is currently an officer of the Company or National Law, and was, until July 1, 1999, an employee of IT/IS, Inc., a Texas corporation wholly owned by Mr. Carr ("IT/IS"). Effective beginning in March 1999, National Law and IT/IS operate under a management and financial services agreement (the "Management Agreement") under which IT/IS provides accounting, staffing, and procurement services and office space to National Law. Under the agreement, the Company paid IT/IS for staffing services at 125% of cost. Pursuant to a personal services contract between National Law and Mr. Carr (the "Personal Services Contract") covering executive services, marketing and business development, public relation and general management, which became effective in November 1998, Mr. Carr received $55,400 for services performed during the fiscal year ended June 30, 1999.

     The Company did not grant any stock appreciation rights in its fiscal year ended June 30, 1999.

     The following table summarizes the compensation paid by the Company directly to A.W. Dugan, who served as the Company's chief executive officer until March 30, 1999, and either directly to or indirectly under the Personal Services Contract for services performed by Mr. Carr, who served as the Company's chief executive officer commencing March 30, 1999. Messrs. Dugan and Carr are collectively referred to herein as the "Named Executive Officers". No other employee of the Company or any of its subsidiaries received an annual salary and bonus exceeding $100,000 during the fiscal year ended June 30, 1999.

                          SUMMARY COMPENSATION TABLE

                                                                                  Long Term
                                          Annual Compensation                 Compensation Awards         Payouts
                           ---------------------------------------------   --------------------------     -------
                                                                                                                            All
                                                            Other          Restricted      Securities                       other
Name and                                                    annual           stock         underlying        LTIP           compen-
principal position         Year      Salary    Bonus     compensation(1)     awards          options        payouts         sation
------------------         ----      ------    -----     ---------------     ------          -------        -------         ------
Hunter M.A. Carr           1999      $-0-      $-0-      $55,400               $-0-            -0-           $-0-           $-0-
  Chairman of the          1998       -0-       -0-          -0-                -0-            -0-            -0-            -0-
  Board, President and     1997       -0-       -0-          -0-                -0-            -0-            -0-            -0-
  Chief Executive
  Officer
A.W. Dugan                 1999      $-0-      $-0-      $   -0-               $-0-            -0-           $-0-           $-0-
  Former Chairman of       1998       -0-       -0-          -0-                -0-            -0-            -0-            -0-
  the Board and            1997       -0-       -0-          -0-                -0-            -0-            -0-            -0-
  President

---------------
(1) As discussed in Items 10 and 13 of this report, Mr. Carr was compensated solely pursuant to the Personal Services Contract during the fiscal year ended June 30, 1999.

     The following table sets forth the grants of stock options made during the fiscal year ended June 30, 1999 to Mr. Carr. No stock options were granted to Mr. Dugan during this fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
                   ------------------------------------------------------------
                                    Percent of
                   Number of       total options
                   securities        granted to
                   underlying        employees       Exercise or
                    options          in fiscal       base price      Expiration
Name               granted (1)        year (2)       ($/share)          date          Grant date value(3)
----               -----------        --------       ---------       ----------     -----------------------
Hunter M.A. Carr    1,250,000           100%           $3.00          4/11/09             $1,210,991

(1) All such options vested on April 12, 1999, the date of grant.
(2) Excludes 1,000,000 granted to a director during fiscal year 1999.
(3) The Company has used the Black-Scholes option valuation model to determine the option value on date of grant. Using the Black-Scholes model, the Company has assumed an expected volatility factor of 287%, a six percent risk-free rate of return, a dividend yield of zero, and a term for exercising the option of 10 years. The actual value, if any, a person may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Stock appreciation gains do not represent the Company's estimate or projection of the future price of the Company's common stock.

     The following table sets forth information concerning the number and value of securities underlying unexercised options held on June 30, 1999. No Named Executive Officer exercised stock options during the fiscal year ended June 30, 1999.

              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                        Number of securities underlying           Value of unexercised in-the-money options
                     unexercised options at fiscal year end                at fiscal year-end (1)
                     ---------------------------------------      ------------------------------------------
Name                Exercisable                Unexercisable      Exercisable                 Unexercisable
----                -----------                -------------      ------------               --------------
Hunter M.A. Carr     1,250,000                          --             $  --                      $  --
A.W. Dugan              --                              --                --                         --

(1) Based on the difference between the option exercise price and the closing sale price of $1.875 of the Company's common stock as reported on the over-the-counter Bulletin Board on June 30, 1999, the last trading day of the Company's 1999 fiscal year multiplied by the number of shares underlying the options.

     COMPENSATION OF DIRECTORS

     The Company has not compensated its directors pursuant to any standard arrangements; however, the Company is considering various director compensation plans for the future. On March 26, 1999, the Company's majority stockholders and its Board of Directors adopted the 1999 Director Option Plan (the "Director Option Plan") pursuant to which outside directors of the Company are granted options for the purchase of the Company's common stock. Under the Director Option Plan, each outside director is automatically granted options to purchase 15,000 shares of common stock on the date he or she becomes a director. Thereafter, each outside director who serves for six months or longer is awarded options to purchase an additional 1,000 shares of common stock at the Company's annual meeting of stockholders. These options have a term of ten years, and carry an exercise price of 100% of the fair market value of the Company's common stock on the date of grant.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The following officers and employees of the Company or its subsidiaries participated in deliberations of the Company's board of directors concerning executive officer compensation during the fiscal year ended June 30, 1999:

     Hunter M.A. Carr
     Kelley V. Kirker
                                       4

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of October 20, 1999, regarding the beneficial ownership of the Company's common stock (i) by each person or group known by management of the Company to own more than 5% of the outstanding shares of common stock of the Company, (ii) by each Named Executive Officer, (iii) by each director and (iv) by all directors and executive officers as a group.

     The mailing address for each person identified below is c/o Internet Law Library, Inc., 4301 Windfern Road, Suite 2000, Houston, Texas, 77041.


                                      Shares Beneficially      Percentage of
Name                                      Owned (1)       Outstanding Shares (2)
----                                  ------------------- ----------------------
Hunter M.A. Carr....................    15,527,500 (3)            62.4%
A.W. Dugan..........................     1,280,091 (4)             5.6%
Joe H. Reynolds.....................        15,000                  *
Kelley V. Kirker....................       200,000 (5)              *
Jack I. Tompkins....................     2,905,000 (6)            11.8%
All executive officers and directors
 as a group (7 persons).............    20,087,591 (7)            77.6%


_________________________
*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote and subject to community property law where applicable, the Company believes, based on information furnished by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Percentage of beneficial ownership is based on 23,621,409 shares of common stock outstanding as of October 20, 1999. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of October 20, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

(3) Includes options to purchase 1,250,000 common shares that are currently exercisable, 600,000 shares held by a limited partnership of which Mr. Carr is the general partner, for the benefit of Mr. Carr's children, and 50,000 shares held by a church of which Mr. Carr is a member.

(4) Includes 120,000 shares held by Anglo Exploration Corp. and 200,000 shares held by Houston Resources Corp., each of which is controlled by Mr. Dugan.

(5) Includes 100,000 shares held by Mr. Kirker's spouse, as to which Mr. Kirker disclaims beneficial ownership.

(6) Includes options to purchase 1,000,000 common shares that are currently exercisable.

(7) Includes options to purchase 2,250,000 common shares that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Hunter M.A. Carr, the Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is also the sole stockholder of IT/IS. IT/IS and Mr. Carr provided a variety of services to National Law prior to the National Law Transaction and continued to provide the same services through June 30, 1999. Set forth below is a summary of the agreements between National Law, IT/IS and Mr. Carr.

     In December 1998, National Law and IT/IS entered into a continuing service agreement under which IT/IS provides database content to National Law. Under the terms of this agreement, IT/IS provides National Law with data files containing case law and statutes that are in the public domain together with coding and proprietary editing services covering these data files. National Law is charged $.65 per 1,000 characters for those data files that satisfy certain prescribed quality control requirements. Under the agreement, National Law is obligated for a three-year period to provide IT/IS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement is to reflect market prices for comparable work, and National Law may select another vendor should IT/IS's prices not be competitive. During the period from National Law's inception on November 30, 1998, to June 30, 1999, ("Period from Inception to June 30, 1999"), National Law incurred charges totaling approximately $691,500 for data files containing case law, and, at June 30, 1999, National Law owed $115,700 to IT/IS under this agreement.

     Effective in March 1999, National Law and IT/IS operate under the Management Agreement pursuant to which IT/IS provides accounting, staffing, and procurement services and office space to National Law. Under the Management Agreement, accounting services are charged at the rate of $85 per hour, staffing services are charged at 125% of cost, office supplies, equipment and telephone services are charged at 120% of cost and office space rental is based on 120% of cost. In addition, IT/IS is entitled to charge a $3,600 monthly management fee under the agreement. During the Period from Inception to June 30, 1999, National Law incurred charges totaling approximately $298,831, and, at June 30, 1999, National Law owed IT/IS $97,800 under the agreement.

     Effective in December 1998, National Law entered into an agreement with IT/IS to receive software development and consulting services for its database and retrieval. As of June 30, 1999, no work had been performed or billed to National Law under this agreement.

     Effective in November 1998, National Law and Mr. Carr entered into the Personal Service Contract. During the Period from Inception to June 30, 1999, National Law incurred total charges of $55,400 under this agreement. The agreement was terminated on July 1, 1999, when Mr. Carr became a salaried officer of the Company.

     Since November 1998, National Law has received co-location and rackspace for its Internet servers from an affiliated company in which Mr. Carr is a member of the board of directors and a major stockholder. Under this three-year letter agreement, National Law makes monthly payments of $3,000. During the Period from Inception to ended June 30, 1999, National Law was billed charges of $24,000 under this agreement, and at June 30, 1999, had recorded a payable of $12,000 to this affiliated company. The parties to this agreement are negotiating a new monthly rate, a portion of which may be allocated to months earlier than June 1999.

     Prior to the National Law Transaction, the Company paid approximately $70,000 for accounting and management services and rent to a company controlled by A.W. Dugan, who was the then Chairman of the Board of Directors and President and a significant stockholder of the Company.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this Report:

     (a)(3) The following exhibits are filed as part of this report as required by Item 601 of Regulation S-K

     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------
     10.1            Planet Resources, Inc. 1999 Stock Option Plan.

     10.2            Planet Resources, Inc. Employee Stock Purchase Plan.

     10.3            New Planet Resources, Inc. Stock Incentive Plan.

     10.4            Planet Resources, Inc. 1999 Director Option Plan

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNET LAW LIBRARY, INC.



                                      By: /s/ HUNTER M.A. CARR
                                          -----------------------------------
                                          Hunter M.A. Carr
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

Date:  October 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                      TITLE                             DATE
     ----------                      -----                             ----

/s/ Hunter M.A. Carr     Chairman of the Board of Directors,
----------------------   President and Chief Executive Officer
Hunter M. A. Carr        (Principal Executive Officer)         October 28, 1999



         *               Director, Vice President
-----------------------  and General Counsel                   October 28, 1999
Joe H. Reynolds


        *                 Director                             October 28, 1999
-----------------------
Kelley Kirker


/s/ Malcolm McNeill      Chief Financial Officer (Principal
-----------------------  Financial Officer and Accounting
Malcolm McNeill          Officer)                              October 28, 1999

        *                Director                              October 28, 1999
-----------------------
Jack I. Tompkins


*      By:  /s/ Hunter M.A. Carr
            ------------------------
            Hunter M.A. Carr
            Attorney-in-Fact

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER            DESCRIPTION
  ------            -----------
   10.1             Planet Resources, Inc. 1999 Stock Option Plan.

   10.2             Planet Resources, Inc. Employee Stock Purchase Plan.

   10.3             New Planet Resources, Inc. Stock Incentive Plan.

   10.4             Planet Resources, Inc. 1999 Director Option Plan.