Form 10-Q
period 1999-09-30
INTERNET LAW LIBRARY INC
filed 1999-11-15
CIK 3959

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 1-07149

INTERNET LAW LIBRARY, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0277987 (I.R.S. Employer Identification No.)
4301 Windfern Road, Suite 200, Houston, Texas (Address of principal executive office)	77041 (Zip Code)

Registrant's telephone number, including area code:  (281) 600-6000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the registrant's common stock outstanding as of October 31, 1999, was 23,680,576.

INTERNET LAW LIBRARY, INC.

FORM 10-Q

For the Quarter Ended September 30, 1999

INDEX

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations	11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Changes in Securities and Use of Proceeds	14
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
EXHIBIT INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERNET LAW LIBRARY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 1999
(Unaudited)

REVENUE:
Law library subscriptions	$91,151
OPERATING EXPENSES:
Sales and marketing	178,469
General and administrative	354,925
Production and computer service	4,465
Amortization and depreciation	80,731

Total operating expenses	618,590

OTHER INCOME (EXPENSE):
Interest expense	(4,600)

Net loss	(532,039)
Retained deficit, beginning of period	(612,214)

Retained deficit, end of period	$(1,144,253)

BASIC AND DILUTED LOSS PER SHARE:	$(0.03)

WEIGHTED AVERAGE SHARES:
Basic	16,535,920

Diluted	17,095,779

The accompanying notes are an integral part of these financial statements.

INTERNET LAW LIBRARY, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 1999	June 30, 1999
	(Unaudited)
ASSETS
Current assets:
Cash	$1,073,764	$54,629
Due from stockholders	—	11,295
Accounts receivable	18,638	1,322

Total current assets	1,092,402	67,246

Intellectual property and equipment:
Law library assets, net of amortization	3,652,777	2,579,392
Furniture and equipment, net of depreciation	50,107	33,362

Net property	3,702,884	2,612,754

Mining and related assets, net of depreciation	10,000	10,000

Total assets	$4,805,286	$2,690,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$180,000	$180,000
Accounts payable:
Third party vendors	110,433	55,857
Related parties	1,313,552	265,931
Accrued expenses	14,094	4,891
Assets distributable to stockholders	35,861	42,515

Total current liabilities	1,653,940	549,194

Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $.001, authorized shares of 1,000,000 with no shares issued	—	—
Common stock, par value $.001, with authorized, issued and outstanding shares of 30,000,000, 22,851,314, and 22,840,575, respectively, at September 30, 1999; with authorized, issued and outstanding shares of 30,000,000, 21,132,288 and 21,121,550, respectively, June 30, 1999	22,851	21,122
Additional paid-in capital	4,315,932	2,775,082
Retained deficit	(1,144,253)	(612,214)
Treasury stock, at cost, 10,738 shares at September 30 and June 30, 1999	(43,184)	(43,184)

Total stockholders' equity	3,151,346	2,140,806

Total liabilities and stockholders' equity	$4,805,286	$2,690,000

The accompanying notes are an integral part of these financial statements.

INTERNET LAW LIBRARY, INC.

CONSOLIDATED STATEMENT OF CASH FLOW

For the Three Months Ended September 30, 1999

(Unaudited)

Cash flows provided by (used in) operating activities:
Net loss	$(532,039)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Consulting services paid for using common stock	23,000
Amortization and depreciation	80,731
Changes in:
Accounts receivable	(17,316)
Accounts payable:
Third party vendors	54,576
Related parties	1,047,621
Accrued expenses	9,203

Net cash provided by operating activities	665,776

Cash flows used in investment activities:
Additions to law library content	(1,118,323)
Software enhancements	(33,927)
Purchases of furniture and equipment	(18,611)

Net cash used in investment activities:	(1,170,861)

Cash flows provided by financing activities:
Net proceeds from sale of common stock	1,524,220

Net cash provided by financing activities	1,524,220

Net increase in cash	1,019,135
Cash, beginning of period	54,629

Cash, end of period	$1,073,764

The accompanying notes are an integral part of these financial statements.

INTERNET LAW LIBRARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

(Unaudited)

NOTE 1—INTERIM RESULTS:

    The consolidated financial statements of Internet Law Library, Inc. contained herein have not been audited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Because the Company's operations may vary from quarter to quarter, results of operations for interim periods may not be indicative of results for an entire year. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the period from its inception on November 30, 1998, to June 30, 1999, filed with the Securities and Exchange Commission.

NOTE 2—BUSINESS AND CORPORATE HISTORY:

    Internet Law Library, Inc. (formerly Planet Resources, Inc.) (the "Company") through its wholly owned subsidiary, National Law Library, Inc., ("National Law") operates an Internet portal that provides subscription access to databases used for legal research. The content of these databases consists of federal and state case law, statutory law and regulatory materials that can be useful to attorneys and other parties involved in litigation, legislative efforts and corporate legal planning. Interfacing with these databases is a software retrieval engine that is also owned and operated by National Law. Customers using the Internet portal pay subscription fees to National Law for monthly or longer-term service.

    National Law was formed in November 1998 as a Texas corporation for the purpose developing and marketing an Internet portal to be used for legal research. Following its formation, National Law's then sole stockholder contributed as law library assets all of his rights and interests in certain retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock. In January 1999, National Law agreed in principle to be acquired by the Company in a transaction structured as a reverse acquisition. This reverse acquisition was accomplished through a one-for-one tax-free exchange of shares of common stock pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), which became effective as of March 30, 1999. Immediately following the reverse acquisition, the Company's stockholders voted to change the name of the Company to Internet Law Library, Inc.

    Under the Merger Agreement, National Law's stockholders exchanged all of their issued and outstanding shares of common stock, consisting of 18 million shares, for a like amount of new shares of common stock to be issued by the Company. In contemplation of the reverse acquisition, the Company's original stockholders agreed to a 1 for 2 reverse stock split which resulted in two million issued and outstanding shares of common stock immediately prior to the reverse acquisition. These shares were retained by the Company's original stockholders. Under the terms of the Merger Agreement, the majority of the Company's original board of directors resigned and were replaced with directors elected by the new stockholders of the Company.

    At the time of the reverse acquisition, the Company owned certain mining assets and $54,000 of cash. These assets, totaling $35,860 at September 30, 1999, are to be distributed to the original stockholders of the Company pursuant to an Agreement and Plan of Distribution, dated March 25, 1999 ("Distribution Agreement"). Pursuant to the Distribution Agreement, the Company formed as a wholly owned subsidiary, New Planet Resources, Inc., a Delaware corporation ("New Planet") for the purpose of effecting this asset distribution. Certain shares of New Planet's common stock are currently being registered with the United States Securities and Exchange Commission, and once this registration is completed, the Company will transfer the mining assets and any remaining cash to New Planet and distribute the registered shares of New Planet to the original stockholders of the Company.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, National Law and New Planet. All significant inter-company balances and transactions have been eliminated.

Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that materially impact the Company's financial statements at September 30, 1999, include the valuation and amortization of the Company's investment in law library assets. Actual results could differ from those estimates and the results could have a material impact on the results of operations of the Company.

Revenue Recognition—Revenues consist of monthly subscription payments for on-line services and are recorded as earned.

Law Library Assets—Law library assets are comprised of content databases, which include federal and state case law, statutory law and regulatory materials, and database and retrieval software developed by a related party and acquired by National Law at its formation. The capitalized value of a content database is determined from the cost of purchasing, verifying and installing the database for release to Internet customers. Once a content database has been capitalized, the cost of maintaining the database with current case law and new regulations is expensed. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the database and retrieval software. Due to the speed with which changes are developing in the computer industry, it is possible that the estimated value of the unamortized cost of law library assets and their estimated economic lives could change in the near term. The Company uses the straight-line method to amortize the components of the law library as shown below:

Component	Number of years
Content databases	20
Database and retrieval software	8

    During the three months ended September 30, 1999, the Company recognized amortization expense of $78,865 on its law library assets. At September 30, 1999, law library assets consist of the following:

Component	Content Databases	Database and Retrieval Software
Capitalized balance	$2,905,344	$967,685
Less: Accumulated amortization	(79,850)	(140,402)

	$2,825,494	$827,283

    Furniture and Equipment—Furniture and equipment is recorded at cost and depreciated using the straight-line method over a five-year period. For the three months ended September 30, 1999, the Company recognized $1,866 of depreciation expense.

    Loss per share—Loss per share has been calculated using the weighted average number of shares outstanding. Shares of the Company outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law outstanding before the reverse acquisition have been included in weighted average shares outstanding since November 30, 1998, National Law's date of inception. The following table sets forth the weighted average shares used in computing basic and diluted earnings per share at September 30, 1999:

Weighted average shares outstanding—basic	16,535,920
Conversion of dilutive stock options	559,859

Adjusted weighted average shares outstanding—diluted	17,095,779

NOTE 4—TRANSACTIONS WITH RELATED PARTIES:

    The law library assets of the Company were conveyed to National Law upon its formation by an individual who is now the Chairman of the Board of Directors of the Company, its Chief Executive Officer, President and its largest stockholder (the "Company's CEO"). The Company's CEO is also the sole stockholder of IT/IS, Inc., a Texas corporation formed in 1994 for the purpose of developing methods of electronic document control and software to be used in the area of litigation support ("IT/ IS"). During the three months ended September 30, 1999, IT/IS provided a variety of services to National Law as set forth below:

1.
In December 1998, National Law and IT/IS entered into a continuing service agreement under which IT/IS provides database content to National Law. Under the terms of this agreement, IT/IS provides National Law with data files containing case law and statutes as are in the public domain together with coding and proprietary editing services covering these data files. National Law is charged $.65 per 1000 characters for those data files that satisfy certain prescribed quality control requirements. Under the agreement, National Law is obligated for a three-year period to provide IT/IS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement is to reflect market prices for comparable work, and National may select another vendor should IT/IS' prices not be competitive. Under this agreement, during the three months ended September 30, 1999, National Law incurred charges totaling approximately $1,118,300 for data files processed by IT/IS, and at the end of this period National Law owed approximately $1,157,900 to IT/IS;

2.
Effective in March 1999, National Law and IT/IS operated under a management and financial services agreement under which IT/IS provides accounting, staffing, and procurement services and office space to National Law. Under the agreement, accounting services are charged at the rate of $85 per hour, staffing services are charged at 125% of cost, office supplies, equipment and telephone services are charged at 120% of cost, and office space rental is based on 115% of cost. In addition, IT/IS is entitled to charge a $3,600 monthly management fee under the agreement. Under this agreement, during the three months ended September 30, 1999, approximately $242,500 of charges were billed to National Law, and at the end of this period National Law owed IT/IS approximately $92,200;

3.
Effective in December 1998, National Law entered into an agreement with IT/IS to receive software development and consulting services for its database and retrieval software. During the three months ended September 30, 1999, approximately $26,400 of charges were incurred by National Law and, at the end of this period, approximately $13,200 was owed by National Law under this agreement; and

4.
Effective in November 1998, National Law and the Company's CEO entered into a personal service contract covering executive services, marketing and business development, public relations and general management. The agreement was terminated on July 1, 1999, when the Company's CEO became a salaried officer of the Company, on which date National Law owed $40,440 to the Company's CEO. During the three months ended September 30, 1999, reimbursable expenditures totaling $8,384 increased this payable to $48,824.

NOTE 5—NOTE PAYABLE:

    In June 1999, the Company executed a demand promissory note in the amount of $180,000 payable to an unrelated party on August 2, 1999, unless the due date is extended at the maker's option to September 2, 1999. The note bears an annual interest rate of ten (10%) percent, is payable in full plus accrued interest on the due date, and is fully guaranteed by National Law. The Company exercised its option to extend the due date to September 2, 1999, and was granted other extensions by the lender to October 8, 1999, on which date the principal and accrued interest were paid in full. During the three months ended September 30, 1999, the Company recognized interest expense of $4,600 related to this note.

NOTE 6—COMMITMENTS AND CONTINGENCIES:

    In September 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against the Company, National Law and IT/IS ("Defendants"). Lois, a competitor of the Company, alleged that IT/IS breached an agreement between Lois and IT/IS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material and certain unspecified actual damages for alleged loss of market value and alleged loss of profits. In October 1999, Defendants answered the lawsuit with general and special denials of Lois' claims. At the same time, discovery procedures were commenced and Lois and Defendants filed responses to one another's discovery requests. The trial judge has assigned a trial date in October 2000.

    Management of the Company believes the suit has no merit, and intends to continue vigorously defending the case.

NOTE 7—STOCKHOLDERS' EQUITY:

    During the three months ended September 30, 1999, the Company sold unregistered shares of its common stock to a limited number of investors pursuant to Regulation D of the Securities Act of 1933, as amended. During this period, 1,322,526 shares were sold for cash proceeds of $1,447,700, before commissions of $25,000. Following September 30, 1999, an additional 840,000 shares of common stock were sold under this private placement at a price of $1.00 per share.

    These and other transactions involving the Company's common stock during the three months ended September 30, 1999, are summarized below:

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Total
Balances, June 30, 1999	21,132,288	$21,122	$2,775,082	$2,796,204
Issuances and sales of stock pursuant to private offering, net of $25,000 commission	1,322,526	1,323	1,421,377	1,422,700
Issuances of stock for services rendered	51,500	51	22,948	23,000
Exercise of stock options at $0.30 per share	300,000	300	89,700	90,000
Other issuances and sales to officers	45,000	45	180	225
Adjust assets distributable to stockholders			6,655	6,655
Adjustment for treasury stock	—	10	(10)	—

Balances, September 30, 1999	22,851,314	$22,851	$4,315,932	$4,338,784

    During the three months ended September 30, 1999, management of the Company agreed to issue stock options to a media consulting firm. Subject to Board approval, this option is to provide for the purchase of 25,000 shares of the Company's common stock at an exercise price of $2.12 per share. This option is to be exercisable on or after July 27, 2000.

    Also during the three months ended September 30, 1999, outstanding options to purchase 300,000 shares of the Company's common stock were exercised at a price of $0.30 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion should be read in conjunction with the consolidated financial statements of Internet Law Library, Inc. (the "Company"), which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding the Company's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

    The Company, through its wholly owned subsidiary, National Law Library, Inc. ("National Law"), operates an Internet portal that provides access to databases used for legal research. The content of these databases consists of federal and state case law, statutory law and regulatory materials that can be useful to individual lawyers, judges, law firms, corporate legal departments, government agencies, businesses, individuals involved in litigation, legislative efforts, and corporate legal planning. Interfacing with these databases is a search engine that is also owned and operated by National Law.

    National Law has used and continues to use the services of IT/IS, Inc. ("IT/IS"), a company engaged in software development and providing Internet content that is owned by the Company's President, Chief Executive Officer, and Chairman of the Board. There are various agreements between National Law and IT/IS under which IT/IS has in the past and will in the future continue to 1). acquire, process and sell content to National Law for National Law's databases, 2). provide software development and maintenance services to National Law for National Law's search engine, and 3). provide accounting, staffing and procurement services to National Law. As a result of these agreements, the Company has recorded in its consolidated accounts significant charges from IT/IS for services rendered prior to and during the three months ended September 30, 1999.

    The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the three months ended September 30, 1999.

Results of Operations

    Revenues.  The Company's revenues are derived from the sale of subscriptions entitling a subscriber to access databases containing legal content that are owned and operated by National Law. Subscribers may sign-up for one or more databases on either a bundled or unbundled basis, and then pay a monthly fee or fees based on the number of databases included in a bundled or unbundled subscription. Based on this format, the term Database-Subscriber is defined to mean one subscriber with one subscription to a database that is either included or not included in a bundled arrangement. During the three months ended September 30, 1999, revenue was $91,151. The number of total Database-Subscribers increased from 719 at June 30, 1999, to 1,388 at September 30, 1999, representing nearly a 100% increase, and the average monthly subscription fee increased from $43.65 for June 1999 to $46.19 for September 1999, representing a six (6%) percent increase.

    Sales and Marketing Expense.  Sales and marketing expense amounted to $178,469 for the three months ended September 30, 1999. This amount consisted primarily of allocated charges from IT/IS for contract telemarketing personnel, totaling approximately $131,000, and direct sales and marketing management, totaling $27,000. During this period, an average of 29 telemarketing personnel were contracted for each month through IT/IS at an effective hourly rate of $12.50. Commencing October 1, 1999, National Law began employing its own telemarketing personnel, thus eliminating this particular staffing service provided by IT/IS.

    General and Administrative Expense.  General and administrative expense amounted to $354,925 for the three months ended September 30, 1999. Major components of this expense include approximately $83,500 of payroll expenses for six officers and employees paid directly by National Law, $70,800 of allocated staffing charges from IT/IS, $51,900 for accounting and auditing services (including $36,550 of allocated charges from IT/IS), $69,500 for outside legal assistance in preparing the Company's filings with the Securities and Exchange Commission and in regard to the certain litigation (please refer to Part II, Item 1 of this Form 10-Q), and $43,600 for financial and media consulting firms unrelated to the Company.

Liquidity and Capital Resources

    The Company's ability to execute its business strategy depends to a significant degree on its ability to attract additional capital. The Company's principal demands for liquidity are cash for operations, including funds for payables to IT/IS, and funds for investment in new database content.

    During the three months ended September 30, 1999, the Company reported $665,776 of cash provided by operations primarily because of a net increase in payables to related parties of $1,047,621. Included in this net increase is an increase of $1,049,737 in the amount owed by National Law to IT/IS for database content, staffing and procurement services, and software development. During this period, National Law incurred and paid charges from IT/IS as shown below:

Database content	$1,118,323
Staffing and procurement services	242,508
Software development and maintenance	26,406

Total new charges	1,387,237
Less: Payments	(337,500)

Net increase in payable	$1,049,737

    At September 30, 1999, National Law owed IT/IS $1,263,228. The Company is presently evaluating its options with respect to this payable to IT/IS. One such option includes purchasing certain of IT/IS' contracts, including those contracts with National Law covering database content, staffing and procurement services, and software development and maintenance.

    Cash used in investment activities during the three months ended September 30, 1999, amounted to $1,170,861, consisting of $1,118,323 attributable to content purchased from IT/IS, $33,927 attributable to software development (including $26,406 of charges from IT/IS), and $18,611 attributable to purchases of furniture and office equipment.

    Cash provided from financing activities during the three months ended September 30, 1999, amounted to $1,524,220. This amount is comprised primarily of $1,447,700 raised through the sale of the Company's common stock to a limited number of investors pursuant to an offering under Regulation D of the Securities Act of 1933, as amended. As a result of this offering, 1,322,526 shares of unregistered common stock were issued and sold to 35 private investors at an average price of $1.09 per share. Commissions totaling $25,000 were paid to a third party for certain of these transactions. In addition, an option covering 600,000 shares of the Company's common stock was exercised in part for 300,000 shares at an exercise price of $0.30 per share. The cash proceeds from this option exercise amounted to $90,000.

    Also, during October 1999, the Company issued and sold an additional 840,000 shares of its common stock at $1.00 per share pursuant to the above-mentioned Regulation D offering.

    The Company believes its current resources of cash will be sufficient to meet short-term liquidity and capital requirements. However, further significant growth of the Company's subscription business will depend on increasing the size and diversity of its law library content and its ability to aggressively market and sell additional legal-oriented products and services, both of which undertakings will require additional cash resources. As a result, the Company is considering various options to increase its cash availability through additional fundraising efforts and by reducing its level of cash expenditures. These options include private placements and public offerings of the Company's stock and the purchase of certain contracts with IT/IS, its largest supplier.

Year 2000 Issues

    Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit year field, meaning, among other things, that they may not be able to properly recognize dates in the year 2000. This could result in significant system and equipment failures. While the Company believes that its software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then actually function adequately. Further, if the software applications of National Law's subscribers or of the vendors providing National Law with database content are not year 2000 compliant, resulting in any loss of such services, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Unanticipated problems in any of the above areas, or the Company's inability to implement alternative solutions in a timely manner or to upgrade existing systems as necessary, could have a material adverse impact on the ability of the Company to reach its objectives and on its financial condition, results of operations and cash flows. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

    On September 9, 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against the Company, National Law and IT/IS ("Defendants"). Lois, a competitor of the Company, alleged that IT/IS breached an agreement between Lois and IT/IS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material, certain unspecified actual damages for alleged loss of market value and alleged loss of profits. In October, Defendants answered the lawsuit with general and special denials of Lois' claims. At the same time, discovery procedures were commenced and Lois and Defendants filed responses to one another's discovery requests. The trial judge has assigned a trial date in October 2000.

    Management of the Company believes the suit has no merit, and intends to continue vigorously defending the case.

Item 2. Changes in Securities and Use of Proceeds.

    During the three months ended September 30, 1999, the Company issued and sold unregistered shares of its common stock to a limited number of persons as described below:

1.
In July 1999, Internet Law issued and sold 8,000 shares of common stock, par value $.001 per share, to Bill and Neta Brewer for $11,200.

2.
In July 1999, Internet Law issued and sold 13,334 shares of common stock, par value $.001 per share, to Michael G. Tompkins for $20,000.

3.
In July 1999, Internet Law issued 1,500 shares of common stock, par value $.001 per share, to Michael G. Tompkins for consulting services valued at $3,000.

4.
In July 1999, Internet Law issued and sold 20,000 shares of common stock, par value $.001 per share, to Robert Sarlay for $200.

5.
In July 1999, Castle Development Ltd., a consulting firm retained by the Company, exercised options to purchase 300,000 shares of the Company's common stock at $0.30 per share.

6.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Morris H. Chapman for $10,000.

7.
In August 1999, Internet Law issued and sold 20,000 shares of common stock, par value $.001 per share, to Gene D. Wright for $29,000.

8.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Devon Kirk for $10,000.

9.
In August 1999, Internet Law issued and sold 10,000 shares of common stock, par value $.001 per share, to Perry Auguston for $15,000.

10.
In August 1999, Internet Law issued and sold 40,000 shares of common stock, par value $.001 per share, to J. Michael Duncan for $60,000.

11.
In August 1999, Internet Law issued and sold 10,000 shares of common stock, par value $.001 per share, to Bill and Neta Brewer for $15,000.

12.
In August 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Carol Ann Wilson for $25.

13.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to J. Lance Byrns for $10,000.

14.
In August 1999, Internet Law issued and sold 5,000 shares of common stock, par value $.001 per share, to L. Stanley Coffee for $7,000.

15.
In August 1999, Internet Law issued and sold 7,143 shares of common stock, par value $.001 per share, to R. David Cullum for $10,000.

16.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Paul W. Ledbetter for $10,000.

17.
In August 1999, Internet Law issued and sold 14,286 shares of common stock, par value $.001 per share, to Mike R. O'Meara for $20,000.

18.
In August 1999, Internet Law issued and sold 21,429 shares of common stock, par value $.001 per share, to Robert Peoples for $30,000.

19.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Ronald E. Stedman for $10,000.

20.
In August 1999, Internet Law issued and sold 16,666 shares of common stock, par value $.001 per share, to Les T. Csorba for $25,000.

21.
In August 1999, Internet Law issued and sold 7,000 shares of common stock, par value $.001 per share, to Walter E. Whitehead for $10,500.

22.
In September 1999, Internet Law issued and sold 20,000 shares of common stock, par value $.001 per share, to Bryan L. Goolsby for $30,000.

23.
In September 1999, Internet Law issued and sold 50,000 shares of common stock, par value $.001 per share, to W. Allyn Hoagland for $50,000.

24.
In September 1999, Internet Law issued and sold 500,000 shares of common stock, par value $.001 per share, to Jack I. Tompkins for $500,000.

25.
In September 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Mildred Holeman for $10,000.

26.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to George L. Ball for $25,000.

27.
In September 1999, Internet Law issued and sold 75,000 shares of common stock, par value $.001 per share, to Morton A. Cohn for $75,000.

28.
In September 1999, Internet Law issued and sold 100,000 shares of common stock, par value $.001 per share, to John E. Drury for $100,000.

29.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Ben T. Morris for $25,000.

30.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to John I. Mundy for $25,000.

31.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Christine M. Sanders for $25,000.

32.
In September 1999, Internet Law issued and sold 125,000 shares of common stock, par value $.001 per share, to Don A. Sanders for $125,000.

33.
In September 1999, Internet Law issued and sold 100,000 shares of common stock, par value $.001 per share, to Katherine U. Sanders for $100,000.

34.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Thomas D. & Carolyn D. Kirker for $35,000.

35.
In September 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Kelly Auguston for $10,000.

36.
In September 1999, Internet Law issued 50,000 shares of common stock, par value $.001 per share, to First York Partners Inc. for legal services valued at $20,000.

    With the exception of paragraphs 26 to 33 above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Act") by virtue of Section 4(2) thereof or Rule 506 promulgated thereunder. The recipients in such transactions represented either that he or she was accredited, as that term is defined in the Act, or that he or she alone or with a purchaser representative has such knowledge and experience in financial and business matters that he or she is capable of evaluating the merits and risks of the investment. In addition, the recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

Item 6. Exhibits and Reports on Form 8-k

    During the three months ended September 30, 1999, the Company did not file a report on Form 8-K.

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended of the Company (incorporated by reference to Exhibit 2 to the Company's Form 8-A12G/A filed October 4, 1999).
3.2	Bylaws, as amended, of the Company. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed October 13, 1999).
10.1	Option Agreement between the Company and Hunter M.A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Hunter M.A. Carr).
10.2	Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Jack I. Tompkins).
10.3	Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Registrant's Registration Statement on Form S-8 filed April 2, 1999).
10.4	Continuing Service Agreement between National Law and IT/IS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed October 13, 1999).
10.5	Management and Financial Services Agreement between National Law and IT/IS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 2 to the Company's Form 10-K filed October 13, 1999).
10.6	Software Development and Consulting Agreement between National Law and IT/IS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed October 13, 1999).
10.7	Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed October 13, 1999) .
10.8	Planet Resources, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K/A filed October 28, 1999).
10.9	Planet Resources, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K/A filed October 28, 1999).
10.10	New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K/A filed October 28, 1999).
10.11	Planet Resources, Inc. 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K/A filed October 28, 1999).
27+	Financial Data Schedule

+
Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNET LAW LIBRARY, INC.
November 15, 1999	/s/ HUNTER M.A. CARR Hunter M.A. Carr President and Chief Executive Officer
November 15, 1999	/s/ MALCOLM F. MCNEILL Malcolm F. McNeill Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended of the Company (incorporated by reference to Exhibit 2 to the Company's Form 8-A12G/A filed October 4, 1999).
3.2	Bylaws, as amended, of the Company. (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K filed October 13, 1999).
10.1	Option Agreement between the Company and Hunter M.A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Hunter M.A. Carr).
10.2	Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed October 12, 1999, by Jack I. Tompkins).
10.3	Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Registrant's Registration Statement on Form S-8 filed April 2, 1999).
10.4	Continuing Service Agreement between National Law and IT/IS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed October 13, 1999).
10.5	Management and Financial Services Agreement between National Law and IT/IS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 2 to the Company's Form 10-K filed October 13, 1999).
10.6	Software Development and Consulting Agreement between National Law and IT/IS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed October 13, 1999).
10.7	Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed October 13, 1999) .
10.8	Planet Resources, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-K/A filed October 28, 1999).
10.9	Planet Resources, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K/A filed October 28, 1999).
10.10	New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K/A filed October 28, 1999).
10.11	Planet Resources, Inc. 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K/A filed October 28, 1999).
27+	Financial Data Schedule

+
Filed herewith

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Changes in Securities and Use of Proceeds.
SIGNATURES

EXHIBIT INDEX