Form 10-K
period 1999-12-31
INTERNET LAW LIBRARY INC
filed 2000-05-11
CIK 3959

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

/ /	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/x/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From July 1, 1999 to December 31, 1999

Commission File Number: 1-07149

INTERNET LAW LIBRARY, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	82-0277987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4301 WINDFERN ROAD, SUITE 2000, HOUSTON, TEXAS, 77041
(Address of principal executive offices including zip code)

(281) 600-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001 PER SHARE
(Title of Class)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of Registrant as of May 10, 2000 was $40,657,308 (based on the closing price of $3.00 per share on May 10, 2000 as reported on the over-the-counter Bulletin Board).

    As of May 10, 2000, 30,113,198 shares of Registrant's Common Stock were outstanding

INTERNET LAW LIBRARY, INC.

Transition Form 10-K
For the Six Months Ended December 31, 1999

PART I

    This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of Internet Law Library, Inc. ("Internet Law" or the "Company") or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates," "estimates," "expects," "projects," "plans," "intends," "should" or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Internet Law's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Internet Law's working capital and the ability of Internet Law to retain management, to implement its business strategy, to assimilate and integrate any acquisitions to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Internet Law believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Internet Law or any other person that the objectives and plans of Internet Law will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, Internet Law undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1.  Business

General

    The Company, formerly known as Planet Resources, Inc., is a Delaware corporation that now operates Internet sites providing subscription access to databases through its wholly owned subsidiaries, National Law Library, Inc. ("National Law"), GoverNet Affairs, Inc. ("GoverNet Affairs"), and Brief Reporter, LLC ("Brief Reporter"). The content of these databases consists of pending legislation, statutory law, and case law at the federal and state levels. In addition, legal briefs prepared in conjunction with certain important cases before federal and state courts are also available. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation, and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by the Company. Customers using these Internet sites pay subscription fees to the operating subsidiaries under monthly, quarterly or annual subscription agreements.

    Internet Law's common stock is traded on the over-the-counter Bulletin Board under the symbol "ELAW."

Corporate History

    The Company was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, the Company was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, changed its name to Planet Resources, Inc. Between 1992 and its reverse acquisition by National Law in March of 1999, the Company had no operations; however, the Company maintained certain mining properties which are to be indirectly distributed to those stockholders who were stockholders of the Company prior to the reverse acquisition by National Law. To effect this distribution, New Planet Resources, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("New Planet"), will, under the terms of an Agreement and Plan of Distribution, dated March 25, 1999 (the "Distribution Agreement"), succeed to the Company's interests in these mining and related properties and a remainder cash balance at such time as the common stock of New Planet is registered under the Securities Act. New Planet has filed a registration statement to register such stock with the United States Securities and Exchange Commission and this registration statement is currently pending.

    National Law, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Following its formation, National Law's then sole stockholder, and the current President, Chief Executive Officer and Chairman of Internet Law, contributed to National Law all of his rights and interests in the Litidex® search, retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law. Commercial operations began in January 1999, the same month in which National Law agreed in principle to be acquired by Internet Law.

    Pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), among the Company, National Law and the stockholders of National Law, effective as of March 30, 1999, each share of National Law common stock was exchanged for one share of the Company's unregistered common stock. In contemplation of this transaction, the Company's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2,000,000 shares of the Company's common stock being outstanding immediately prior to the merger. After giving effect to these transactions, former National Law stockholders owned 18,000,000 shares of the Company's unregistered common stock and the Company's original stockholders owned 2,000,000 shares of the Company's common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to "Internet Law Library, Inc." Under the terms of the Merger Agreement, the majority of the Company's original board of directors resigned and were replaced with directors elected by the new stockholders of the Company.

Recent Transactions

    On November 15, 1999, the Board of Directors approved the Company's purchase of all of the outstanding stock of GoverNet Affairs, Inc., a Georgia corporation ("GoverNet Affairs"), in exchange for 446,352 shares of the Company's common stock valued at $1,300,000, and the assumption of certain notes payable and other debt totaling approximately $41,000 The outstanding stock of GoverNet Affairs was purchased directly from Ronald W. Hogan, Charles E. Bowen, Jr., and John R. Marsh. In addition, Messrs. Hogan, Bowen and Marsh were collectively granted options for the purchase of up to 320,000 shares of the Company's common stock. These options are exercisable over a five-year period beginning August 31, 2000, provided certain financial results are achieved by GoverNet Affairs during the 32 months ending June 30, 2002.

    GoverNet Affairs owns and operates an Internet site and connected databases that provide subscribers with a Federal and state legislative tracking and monitoring system. From its web site, GoverNet Affairs serves as a "virtual" legislative assistant using customizable reporting tools that can search for and report on pending legislation, and provide abstracts and comparisons of pending legislation to law firms, lobbyists and other interested parties.

    On December 10, 1999, the Company's Board of Directors approved National Law's purchase of all of the outstanding interests of Brief Reporter, LLC, a Virginia limited liability company ("Brief Reporter"), in exchange for 483,325 shares of the Company's common stock valued at $1,000,000. The outstanding interests of Brief Reporter were purchased directly from David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown. Under the terms of this transaction, these individuals may have up to twenty-five (25%) percent of their shares of the Company's common stock registered in a public offering prior to July 1, 2000, provided there is such an offering and the registration of their shares is not detrimental to the offering. If there is no public offering or if none of these shares are registered in such an offering, then the Company is obligated to repurchase an aggregate of $125,000 worth of these shares at a then prevailing market price.

    Brief Reporter owns and operates an Internet site (www.briefreporter.com) and a connected database containing appellate briefs and trial memoranda written by attorneys for significant cases in all Federal and state jurisdictions.

    On March 23, 2000, the Company's Board of Directors approved the purchase of ITIS, Inc. ("ITIS"), a company once wholly owned by Hunter M.A. Carr, the Company's Chairman of the Board, Chief Executive Officer and President. The Board's approval was subject to certain final reviews and negotiations that were concluded on April 30, 2000. According to the terms of the Stock Exchange Agreement, executed on April 30, 2000, the Company will exchange 5,044,903 restricted shares of its common stock, valued at $18,725,000, for all the of the outstanding common stock of ITIS.

    Since National Law's inception on November 30, 1998, ITIS has served as its sole vendor of new case law content while also providing to National Law various executive, sales, production, and administrative services. During the period from National Law's inception to December 31, 1999, Mr. Carr was the sole stockholder of ITIS. Then, during the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed all of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law (or its subsidiaries) or are entities controlled by directors of the Company. Of the 5,044,903 shares to be issued to ITIS' stockholders, 1,525,000 shares were issued to four directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law as shown below:

Name of Director/Officer	Position	Number of Shares
W. Paul Thayer (Thayer Investment Co.)	Director	750,000
Kelley V. Kirker	Director and officer	500,000
Eugene A. Cernan	Director	25,000
George A. Roberts, Ttee	Director	250,000
Edward P. Stevens	Officer	150,000
Donald H. Kellam	Officer	150,000
David P. Harriman	Officer	25,000
Robert Sarlay	Officer	3,300

Total		1,853,300

It is expected that ITIS will continue to be the primary vendor of case law content to National Law. In addition, ITIS will attempt to leverage its experience in the legal data conversion field by entering and competing in other content conversion markets found over the Internet or other media.

    On May 11, 2000, Internet Law entered into an intermediate financing agreement with Southridge Capital Management LLC, a private capital fund, for the sale of 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) $3.2375, or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. As part of this financing agreement, Internet Law has agreed to issue five-year warrants for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price. Internet Law is obligated to register with the Securities and Exchange Commission shares of its common stock that will be sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement.

Products and Services

    National Law provides a "virtual" law library that is designed for performing legal research from offices, homes, or portable laptops. We believe that National Law attracts people who need to conduct legal research, and prefer to do so quickly, easily and inexpensively over the Internet. Built upon a web-based architecture, National Law's virtual library enables users to access a database providing core legal information at an attractive price. National Law endeavors to grow by continuing to improve its search engine, publishing accurate and current databases, maintaining its low cost, and developing Internet-oriented editorial features, among other legal products.

    The Litidex® search engine used by National Law's subscribers provides for high-speed data retrieval using Boolean, proximity and citation search criteria. National Law's and Brief Reporter's primary products are the case law and statutory law databases that contained the following content at March 31, 2000:

  •
  case law from all 50 states, including the case law from 1950 to 1999 for the states set forth below, and case law from 1985 to 1999 for the other 38 states:
Alabama Georgia Illinois Maryland	Massachusetts Michigan Mississippi New York (1955 to 1999)	Ohio Texas Vermont Virginia

  •
  decisions of the United States Supreme Court, Volumes 1 to 509 and current decisions;

  •
  case law of the Federal Circuit Courts as described below:
Circuit Courts	F.2d Volumes	F.3d Volumes	Years covered
2nd	179 - 999	1 - 173	1950 to 1999
5th	450 - 999	1 - 172	1970 to 1999
11th	661 - 999	1 - 172	1981 to 1999
1st, 3rd, 4th, 6th through 10th, and the D.C. Circuit and Federal Circuit		1 - 181	1991 to 1999

  •
  statutes for Georgia, New York, Texas and Virginia;

  •
  over 6,000 briefs written by attorneys used in significant cases in state and Federal courts (abstracts and full topical indexing are available for all briefs

  •
  Rules of the U.S. Supreme Court and Federal Rules of Civil Procedure and Appellate Procedure; and

  •
  plain language forms; and

  •
  articles of interest to legal researchers and writers.

    National Law's legal information is available through its web site at www.itislaw.com and can be searched, downloaded and printed.

    In addition to National Law's existing products and services, the Company expects to provide a number of additional services in the future, which may include the following:

  •
  database inquiry, retrieval, and review of all state and federal case law;

  •
  database inquiry and retrieval of all state and federal statutes, codes, constitutions, and rules and regulations;

  •
  database inquiry and retrieval of all state and federal agency rules and regulations;

  •
  fast and frequent updating of all data;

  •
  linking statutes to proposed and pending legislation;

  •
  extensive linking of citations among databases;

  •
  linking cases and briefs;

  •
  citation service;

  •
  additional forms;

  •
  topical classification of legal information; and

  •
  other such related legal research tools as needed by customers.

    GoverNet Affairs offers subscribers a cost-effective legislative information management service that utilizes the Internet to save time and money by monitoring and reporting the progress of pending legislation in all 50 states and the U.S. Congress. Using GoverNet Affairs' Internet site, subscribers may sign-up for the following services:

  •
  customized daily, weekly or monthly reports showing the status of targeted legislation that may be summarized by topic or by legislator, and may be downloaded for internal use;

  •
  e-mail alerts that can be sent when pending bills are revised;

  •
  legislative tracking teams comprised of management, lobbyists and attorneys who may communicate with one another with password-protected privacy; and

  •
  behind-the-scenes commentaries on pending bills that are available from a network of political consultants.

    GoverNet Affairs was built to be one of the most powerful online search tools on the Internet for state legislation. Using a multiple-matrix database, nightly searches are conducted of every source of state and federal legislation available on the Internet, and then this data is stored for later retrieval and processing. With this system, GoverNet Affairs is able to perform text comparisons and attach information such as user notes and other user-specific fields to any pending bill that is described over an Internet site. The system is monitored to provide maximum coverage by jurisdiction and by topic.

    Internet Law's ability to provide additional services and expand its market depends upon a number of factors, many of which are beyond Internet Law's control. These factors include the rates of and costs associated with new customer acquisition, customer retention, capital expenditures and other costs relating to the expansion of operations, the timing of new product and service announcements, changes in Internet Law's pricing policies and those of its competitors, market acceptance of Internet Law's services, changes in operating expenses, strategy and personnel, increased competition, and general economic factors. There can be no assurance that Internet Law will be successful in selling its services or achieving or maintaining profitability or positive cash flow in the future.

Agreements with ITIS

    ITIS was founded by Mr. Carr in 1994 as a document management firm specializing in litigation support. The databases used by National Law's subscribers can be accessed and searched through a software retrieval engine known as Litidex® which was developed jointly by Mr. Carr and ITIS. The exclusive rights to use Litidex® were conveyed to Mr. Carr in November 1998 while Mr. Carr was the sole stockholder of ITIS. Mr. Carr then contributed these rights, together with certain database content consisting primarily of Texas case law, to National Law upon its formation on November 30, 1998. Following National Law's formation, ITIS provided it with needed infrastructure pursuant to certain agreements with ITIS, the material terms of which are described below.

    Under a Continuing Services Agreement, effective December 1, 1998, between National Law and ITIS (the "Services Agreement"), ITIS agreed to provide National Law with data files containing case law and statutes as are in the public domain, together with coding and proprietary editing services covering these data files. National Law is charged $0.65 per 1,000 characters for those data files that satisfy certain prescribed quality control requirements. Pursuant to the Services Agreement, National Law agreed for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. National Law has the right, however, to select another vendor if ITIS' prices cease to be competitive given market prices for comparable work. Despite the contract rate of $0.65 per 1,000 characters, during the six months ended December 31, 1999, National Law changed its method of accounting for its purchases of content from ITIS due to the common control exercised over both entities by Mr. Carr and due to the increasing materiality of the transactions. During this period, 10,332,200,000 bytes of case law content were delivered by ITIS to National Law at a contract value of $6,722,000. National Law, however, recorded this content at ITIS' estimated cost of $987,594.

    Under a Management and Financial Services Agreement, effective March 1, 1999, between National Law and ITIS (the "Management Agreement"), ITIS provides accounting, staffing and procurement services and office space to National Law. National Law pays ITIS a monthly management fee of $3,600, plus $85 per hour for accounting services, 125% of the cost of staffing services, 120% of the cost of office supplies, equipment and telephone services and 115% of the cost of office space rental.

    Under a separate agreement effective March 23, 1999, between National Law and ITIS, ITIS also agreed to provide National Law with software development and consulting services for National Law's database and retrieval software.

Raw Materials

    Pending legislation, court opinions, and statutes are public information that is not protectable by copyright law. There are other vendors for this type of information. National Law purchases content for its databases from ITIS who also formats and uploads the content to National Law's web site. New content, including new or pending legislation and recently decided case law, is acquired electronically at no charge or purchased directly from the respective legislatures and courts.

Customers

    At April 30, 2000, in the aggregate, National Law, GoverNet Affairs, and Brief Reporter had total subscribers of 1,895 to their web-based products and services. Not included in this total are approximately 1,000 registered active users of Brief Reporter's databases. Because Texas and New York legal materials comprised the first databases National Law made available to customers, most of its customers are located in Texas and New York. National Law has historically targeted its sales to small law firms and solo practitioners who may find competitors' products too expensive. Small firms and solo practitioners typically require legal information for the states in which they practice. National Law intends to continue to increase the number of state law databases available through its web-site, and also intends to continue to aggressively market its products and services to additional small law firms and solo practitioners, as well as larger law firms and corporate legal departments. There can, however, be no assurance that National Law will be successful in these efforts.

Business Strategy

    Internet Law's objective is to become one of the leading and most affordable providers of core legal resources. Internet Law's strategy to accomplish this objective is to gain market share by:

  •
  the innovative use of the Internet and other technology;

  •
  offering its products and services at extremely competitive prices;

  •
  the use of various media to attract and retain customers;

  •
  enriching core legal information with Internet-focused editorial enhancements; and

  •
  providing excellent customer service and technical support.

    GoverNet Affairs seeks to become a premier provider of legislative information management systems with market penetration among corporations, lobbyist and law firms and trade associations. Each of these segments is comprised of potential clients with either national or state and regional needs for legislative information. In addition, partnerships and alliances with Internet-based political entities will be explored with the aim of expanding and enhancing customer access and name recognition.

Internet and Technology

    The Company expects to remain competitive in the market for legal research through the continued use of the Internet and other forms of technology. Internet Law believes that National Law, GoverNet Affairs, and Brief Reporter are at the forefront in the use of technology in the legal and legislative research industry. In the case of National Law, this belief stems from the portability of National Law's products and services, and because of the speed of National Law's search engine, Litidex®, that is not available to competitors. Internet Law believes that Litidex® is a superior product to those used by competitors.

    National Law strives to be at the forefront of cutting-edge technology in both hardware and software as it relates to the needs of the legal profession, and to document automation, data search and retrieval methods. Specifically, National Law intends to:

  •
  keep its database current with immediate updates to case law, statutes, and rules and regulations online;

  •
  provide enhanced search capabilities including additional fielded and multiple database searching;

  •
  retain staff who are proficient in all phases of the Internet, not just from a user point of view, but also as an Internet provider and purveyor;

  •
  develop extensive linking across databases and websites to facilitate legal research;

  •
  strengthen its Litidex® search engine by remaining current in software and hardware development; and

  •
  combine word search and subject indexing to enhance search efficiency; and

  •
  offer online sign-up for its products and services.

    GoverNet Affairs has developed a technology capable of crossing state and federal jurisdictions and integrating related legislation in a manner that is neither easily replicated nor available through a competitor. While there are other single-state vendors of legislative tracking and reporting services, the Company believes that GoverNet Affairs is without peer on a national basis.

    GoverNet Affairs intends to maintain its technological advantage by:

  •
  hiring and retaining experienced staff with successful backgrounds in technology development; and

  •
  maintaining system reliability by continually upgrading servers, data lines, and redundancy components.

    However, there can be no assurance that Internet Law and its subsidiaries will be successful in hiring the necessary personnel who are qualified to use these new technologies effectively, develop new services or enhance existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance. In addition, there can be no assurance that services or technologies developed by others will not render Internet Law's services or technology non-competitive or obsolete.

    In addition, the market for Internet services is in an early stage of growth. The Company's services will depend upon the continuing development and expansion of the market for Internet services. If the demand for Internet services fails to continue to grow, grows more slowly than anticipated or becomes saturated with competitors, Internet Law will be materially adversely affected.

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

Competitive Pricing

    The Company expects to achieve its business strategy in part through competitive pricing. Unlike some competitors, National Law currently does not, and has no plans to charge its customers a "per-use" fee or hourly transaction fees. Rather, National Law charges its customers a monthly fee for its services. Upon payment of that fee, National Law offers an unlimited search and retrieval of its services and related products. Presently, aside from promotional and introductory discounts, National Law's basic monthly fee is $34.95 for one state database and $49.95 for all the states and the federal databases offered by National Law. Monthly pricing will change as additional databases and enhanced features are included in the National Law's library.

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

    National Law's customers have the option of discontinuing their service at the end of any month for any reason. If a significant number of customers so elect, and the Company is unable to attract new customers, Internet Law's financial results will be materially adversely affected.

    GoverNet Affairs prices it services on an annual basis, and typically bills its customers in December for the legislative sessions beginning in January of the next year. Annual subscription amounts are based on the number of legislative bodies covered, the number of legislative issues profiled, the nature of this profiling, the extent and the number of customer users requiring access to the database. Annual fees can range from $600 for access to the database with no downloading, tracking or reporting capability, to several thousand dollars for access to profiled data that is tracked and reported daily for one or more states and the U.S. Congress.

Sales and Marketing

    One of the ways National Law expects to gain market share is to identify potential customers for its products and services, and employ a marketing strategy to change potential customers into customers. There are nearly one million active lawyers practicing in the United States. National Law intends to focus on a very broad and expansive market, including:

  •
  solo legal practitioners;

  •
  local, state and national law firms;

  •
  public libraries;

  •
  judges and court personnel;

  •
  legal assistants and paralegals; and

  •
  other companies.

    In addition, in order to sell its products and services to lawyers and other market participants, National Law plans to use a marketing strategy that has several elements:

  •
  telemarketing directly to licensed attorneys;

  •
  trade show exhibits;

  •
  mailings, flyers, and electronic mail distributions;

  •
  advertising with displays in target market magazines;

  •
  Internet affiliate marketing programs;

  •
  advertising on the World Wide Web and Internet; and

  •
  direct selling via National Law's website; and

  •
  writing and publishing a regular monthly newsletter to current and interested customers.

    National Law has added a field sales staff in certain major metropolitan areas to direct sell to medium to large law firms. The field staff will concentrate on opportunities to sell multi-user subscriptions. Solo and small firm accounts will continue to be sold by telephone.

    GoverNet Affairs expects to gain sales in several significant markets, including:

  •
  corporate regulatory and governmental affairs departments;

  •
  the lobbyist and legal communities;

  •
  trade, professional and non-profit associations;

  •
  county and municipal governments and educational institutions; and

  •
  the legislative community itself.

    GoverNet Affairs presently employs outside sales professionals who call directly on potential customers and inside telephone sales professionals who make presentations through phone call demonstrations. It is not anticipated that any significant amount of marketing will be done by mail, flyers, or direct print media campaigns.

Customer Service and Technical Support

    National Law strives to retain its customers and obtain new customers through its dedication to customer service and technical support. National Law employs customer service technicians whose primary job is to help customers when they have questions or problems with its products or services. In addition, one of National Law's goals is to keep customers informed of coming enhancements to assure customers that they are staying current with its products or services. Customer support is available 24 hours a day, seven days a week.

    GoverNet Affairs maintains a customer service and technical support staff adequate to meet current customer needs. Based on experience, such service and support is usually only needed when customers undergo staff turnover and retraining is necessary.

Intellectual Property Rights

    The Company and its subsidiaries, GoverNet Affairs, National Law and Brief Reporter, regard their software technologies, databases and database management software as proprietary. They depend on trade secrets for protection of their software. Each company has entered into confidentiality agreements with its management and key employees covering this software, and limits access to this software and other proprietary information. There can be no assurance that the steps taken by each company will be adequate to prevent misappropriation of its technology or that competitors will not independently develop technologies that are equivalent or superior to the Company's and its subsidiaries' services or technologies.

Market/Industry

    Industry sources estimate the market for on-line legal information was $1.7 billion in 1998, and is projected to grow to $2.7 billion by 2002. With the growth in litigation (28% increase in civil lawsuits and 55% in criminal cases from 1984-97) and the increase in the number of lawyers (980,000 in the United States as of December 31, 1998 and 1.06 million projected by 2002), Internet Law believes the projected increase in the market for on-line legal information is reasonable. In addition, the increased popularity of the Internet, both domestically and internationally, and the movement towards conservation of natural resources by using less paper, further strengthens this belief. Although there can be no assurance of its success, the Company anticipates that in the immediate future, National Law may be able to significantly increase its subscribers, potentially generating substantial monthly gross revenues.

    According to the Center for Responsive Politics in Washington D.C. the amount of money spent in 1999 by interest groups, primarily corporations, on lobbying efforts in Washington, D.C. was in excess of $1.42 billion. Not included in this amount are expenditures by unions and most trade associations for whom rigid disclosure structures are not mandated. At the state level, there is little consistent state-by-state publicly available information concerning lobbying expenditures.

Competition

    The competition in National Law's industry is intense. National Law's principal competitors have significantly greater resources than it does, and this competition may adversely affect Internet Law's consolidated results of operations. The market for electronic legal information is currently dominated by LEXIS/NEXIS®, which is owned by Reed-Elsevier, an Anglo-Dutch company, and West Group, a division of The Thomson Corporation, a Canadian company. These competitors are both large, well-established companies. They offer databases that are similar to, or in some cases larger than, the databases that National Law offers. Internet Law's competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than Internet Law. This may enable them to undertake more extensive marketing campaigns, to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Internet Law can. LEXIS/NEXIS® and West Publishing Company have significant penetration in the large law firm market, a market in which Internet Law intends to compete.

    In addition, National Law competes with other companies that offer fee-based access to selected legal databases over the Internet. These companies may be more successful than National Law in capturing market share.

    Management of the Company believes that GoverNet Affairs has a significant technological lead over its competitors. With one known exception, GoverNet Affairs' current competitors are computer, not Internet, based. The perceived newness and unproven stature of the Internet is expected to make it difficult, though not impossible, for these competitors to switch to an Internet-based delivery model. However, the can be no assurance that GoverNet Affairs' competitors will choose not to recognize the value of the Internet and elect not to revise their business model accordingly. Should some of these competitors become Internet-based, it is very possible, given their existing customer and revenue bases, that they could experience greater success than GoverNet Affairs in capturing market share.

Employees

    Internet Law and its subsidiaries, National Law, GoverNet Affairs and Brief Reporter had 67 full-time employees and 11 contract employees at April 30, 2000. In addition, Internet Law relies on the services of approximately 30 employees at ITIS provided under the Management Agreement. Internet Law's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage and believes that its relationships with its employees are good.

Item 2.  Properties

Facilities

    Internet Law's primary executive offices are at 4301 Windfern Road, Houston, Texas 77041. Pursuant to the Management Agreement, the Company sub-leases its office space from ITIS and pays allocated monthly charges of approximately $3,100, which amount will increase to at least $6,200 in July 2000 as ITIS' building lease increases from approximately $9,400 per month to approximately $18,600 per month. GoverNet Affairs, maintains its principal offices at 1600 Parkwood Circle, Atlanta, Georgia 30339, where its monthly rent is approximately $3,500. Brief Reporter, a subsidiary of National Law, maintains its principal offices at 408 East Market Street, Charlottesville, Virginia 22902, where its monthly rent is approximately $1,800.

    Management believes that its current facilities are adequate to meet its needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of Internet Law's operations.

Other Property

    The Company, from its operation before the reverse acquisition by National Law, is the owner of subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. Title was acquired by issuance to the real property owners of one share of the Company's common stock for each 25 square feet of surface owned. In acquiring such mineral rights, the Company, through its predecessor, issued 361,739 shares of common stock, as adjusted for subsequent stock splits and the merger of Allied Silver-Lead Company ("Allied") with the Company. Conveyance of title included all subsurface rights lying beneath adjacent streets and alleys where ownership rested with the grantor. The acquisition of such mineral rights was completed in November of 1985.

    The Company, through one of its predecessors, entered into an agreement, dated May 1, 1981, with the City of Mullan whereby the Company, as Lessee, has the right to mine subsurface minerals on approximately 200 acres owned by the City north of Osburn Fault for a period of 25 years (subject to a renewal option for an additional 25 years). The City of Mullan, as lessor, received 20% of all royalty payments or other consideration received by Allied from Hecla Mining Company. In the event Allied enters in to a lease agreement for the exploration and development of "City Property" south of the Osburn Fault, the City of Mullan will receive 15% of the royalties received. No royalties have been paid on "City Property" south of the fault.

    The Company has no competitive economic position in the mining industry as no mineral production has ever been realized. Further, the Company has not received revenue from its mineral rights for the last several years. The foregoing mineral rights will be distributed to the shareholders of Planet Resources, Inc. at such time as the company's filed registration statement becomes effective. At December 31 and June 30, 1999, Internet Law has recorded $10,000 as other current assets related to these mineral rights.

Item 3.  Legal Proceedings

    On September 9, 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against Internet Law, National Law and ITIS. Lois, a competitor of Internet Law, alleged that ITIS breached an agreement between Lois and ITIS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such Texas materials, actual damages equal to the value of its market position prior to defendants' alleged tortious interference with the contract, and actual damages for alleged lost profits. Management and counsel for the Company consider the suit without merit, and management intends to vigorously defend the case. The case is set for trial in October 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to Internet Law's security holders during the transition period from July 1, 1999 to December 31, 1999.

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

	High	Low
Six months ended June 30, 1998
Third quarter	$0.75	$0.50
Fourth quarter	$0.50	$0.25
Fiscal year ended June 30, 1999
First quarter	$0.125	$0.125
Second quarter	$0.25	$0.063
Third quarter	$0.875	$0.063
Fourth quarter	$7.00	$0.469
Transition six months ended December 31, 1999
First quarter	$5.125	$1.75
Second quarter	$4.063	$1.625

Sales of Unregistered Securities

    During the three years ended December 31, 1999, the Company issued unregistered shares of its common stock in the following transactions which have not been previously disclosed by the Company:

1.
In August 1999, Internet Law issued and sold 8,000 shares of common stock, par value $.001 per share, to Bill and Neta Brewer for $11,200.

2.
In July 1999, Internet Law issued and sold 13,334 shares of common stock, par value $.001 per share, to Michael G. Tompkins for $20,000.

3.
In July 1999, Internet Law issued and sold 1,500 shares of common stock, par value $.001 per share, to Michael G. Tompkins for consulting services valued at $3,000.

4.
In July 1999, Internet Law issued and sold 20,000 shares of common stock, par value $.001 per share, to Robert Sarlay for $200.

5.
In August 1999, Internet Law issued and sold 8,000 shares of common stock, par value $.001 per share, to Morris H. Chapman for $10,000.

6.
In August 1999, Internet Law issued and sold 20,000 shares of common stock, par value $.001 per share, to Gene D. Wright for $29,000.

7.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Devon Kirk for $10,000.

8.
In August 1999, Internet Law issued and sold 10,000 shares of common stock, par value $.001 per share, to Perry Auguston for $15,000.

9.
In August 1999, Internet Law issued and sold 40,000 shares of common stock, par value $.001 per share, to J. Michael Duncan for $60,000.

10.
In August 1999, Internet Law issued and sold 10,000 shares of common stock, par value $.001 per share, to Bill and Neta Brewer for $15,000.

11.
In August 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Carol Ann Wilson for $25.

12.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to J. Lance Byrns for $10,000.

13.
In August 1999, Internet Law issued and sold 5,000 shares of common stock, par value $.001 per share, to L. Stanley Coffee for $7,000.

14.
In August 1999, Internet Law issued and sold 7,143 shares of common stock, par value $.001 per share, to R. David Cullum for $10,000.

15.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Paul W. Ledbetter for $10,000.

16.
In August 1999, Internet Law issued and sold 14,286 shares of common stock, par value $.001 per share, to Mike R. O'Meara for $20,000.

17.
In August 1999, Internet Law issued and sold 21,429 shares of common stock, par value $.001 per share, to Robert Peoples for $30,000.

18.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Ronald E. Stedman for $10,000.

19.
In August 1999, Internet Law issued and sold 16,666 shares of common stock, par value $.001 per share, to Les T. Csorba for $25,000.

20.
In August 1999, Internet Law issued and sold 6,667 shares of common stock, par value $.001 per share, to Kenneth C. Peterson for $10,000.

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

27.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Thomas D. & Carolyn D. Kirker for $35,000.

28.
In September 1999, Internet Law issued and sold 50,000 shares of common stock, par value $.001 per share, to First York Partners Inc. for legal services valued at $20,000.

29.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to George L. Ball for $25,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

30.
In September 1999, Internet Law issued and sold 75,000 shares of common stock, par value $.001 per share, to Morton A. Cohn for $75,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

31.
In September 1999, Internet Law issued and sold 100,000 shares of common stock, par value $.001 per share, to John E. Drury for $100,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

32.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Ben T. Morris for $25,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

33.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to John I. Mundy for $25,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

34.
In September 1999, Internet Law issued and sold 25,000 shares of common stock, par value $.001 per share, to Christine M. Sanders for $25,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

35.
In September 1999, Internet Law issued and sold 125,000 shares of common stock, par value $.001 per share, to Don A. Sanders for $125,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

36.
In September 1999, Internet Law issued and sold 100,000 shares of common stock, par value $.001 per share, to Katherine U. Sanders for $100,000. A commission equal to five percent of the cash proceeds was paid to Sanders Morris Mundy, Inc. in connection with this transaction.

37.
In October 1999, Internet Law issued and sold 125,000 shares of common stock, par value $.001, to Fernhill Holdings for $125,000. A commission equal to five percent of the cash proceeds was paid to Jay A. Smith in connection with this transaction.

38.
In October 1999, Internet Law issued and sold 110,000 shares of common stock, par value $.001, to Hedy Frisch for $110,000. A commission equal to five percent of the cash proceeds was paid to Jay A. Smith in connection with this transaction.

39.
In October 1999, Internet Law issued and sold 110,000 shares of common stock, par value $.001, to Jay A. Smith for $110,000. A commission equal to five percent of the cash proceeds was paid to Jay A. Smith in connection with this transaction.

40.
In October 1999, Internet Law issued and sold 495,000 shares of common stock, par value $.001, to Plaza Investment Corp., Ltd. for $495,000.

41.
In November 1999, Internet Law issued 137,942 shares of common stock, par value $.001, to Charles E. Bowen, Jr. in exchange for his shares of GoverNet Affairs, Inc., a company acquired by Internet Law Library.

42.
In November 1999, Internet Law issued 8,422 shares of common stock, par value $.001, to John R. Marsh in exchange for his shares of GoverNet Affairs, Inc., a company acquired by Internet Law Library.

43.
In November 1999, Internet Law issued 299,998 shares of common stock, par value $.001, to Ronald W. Hogan in exchange for his shares of GoverNet Affairs, Inc., a company acquired by Internet Law Library.

44.
In December 1999, Internet Law issued 180,280 shares of common stock, par value $.001, to David P. Harriman in exchange for his shares of Brief Reporter LLC, a company acquired by Internet Law Library.

45.
In December 1999, Internet Law issued 180,280 shares of common stock, par value $.001, to Andrew Wyszkowski in exchange for his shares of Brief Reporter LLC, a company acquired by Internet Law Library.

46
In December 1999, Internet Law issued 79,265 shares of common stock, par value $.001, to Eugene Meyung in exchange for his shares of Brief Reporter LLC, a company acquired by Internet Law Library.

47.
In December 1999, Internet Law issued 33,833 shares of common stock, par value $.001, to Suzanne Meyung in exchange for her shares of Brief Reporter LLC, a company acquired by Internet Law Library.

48.
In December 1999, Internet Law issued 9,997 shares of common stock, par value $.001, to Christina Brown in exchange for her shares of Brief Reporter LLC, a company acquired by Internet Law Library.

    Except as noted in paragraphs numbered 29 to 39 above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and Internet Law believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with Internet Law, to information about Internet Law.

Holders

    At April 30, 2000, there were 1,465 holders of record of Internet Law's common stock and 30,113,198 shares outstanding.

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

Item 6.  Selected Financial Data

    Under the terms of the Merger Agreement, the stockholders of National Law became beneficial owners of 90% of the Company's outstanding common stock, a majority slate of new directors were elected by the new stockholders, and the name of the company was changed from Planet Resources, Inc. to Internet Law Library, Inc.. In return, the original stockholders of the Company, who once owned 100% of a company with no operations and some mining assets, became ten (10%) percent owners of National Law's parent company. Because of these fundamental changes in the control and in the operations of the Company, the selected financial data shown below and the consolidated financial statements contained in Part IV of this Form 10-K are presented as if National Law had acquired the Company. Accordingly, the selected financial data and the consolidated financial statements for the period from inception (November 30, 1998) through June 30, 1999, and the six month transition period ended December 31, 1999, reflect the consolidated financial information of the business conducted by National Law for those periods and by the Company's new subsidiary, New Planet, from the date of the reverse acquisition through June 30, 1999, and through the six months ended December 31, 1999.

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

	Six Months Ended December 31, 1999	Period from Inception (November 30, 1998) to June 30, 1999
Consolidated Statement of Operations Data:
Revenues	$222,697	$53,520
Operating expenses:
Sales and marketing	372,324	244,775
General and administrative	1,108,645	211,891
Production and computer service	73,628	65,073
Amortization and depreciation	197,037	142,783
Interest income (expense)	3,150	(1,212)

Net loss	$(1,525,787)	$(612,214)

Net loss per share—basic and diluted	$(0.07)	$(0.06)

	December 31, 1999	June 30, 1999
		(Restated)
Consolidated Balance Sheet Data:
Cash(1)	$78,544	$54,629
Working capital(1)	341,745	118,409
Total assets	5,920,651	2,424,070
Redeemable common stock	125,000	—
Stockholders' equity	$5,454,130	$2,140,806

(1)
At December 31 and June 30, 1999, cash includes $20,235 and $32,515, respectively, that is to be distributed to New Planet's stockholders pursuant to the Distribution Agreement. In addition, at December 31 and June 30, 1999, working capital includes recorded mining assets of $10,000 that will also be distributed under this agreement. At December 31 and June 30, 1999, the Company has recorded a current liability in the amount of $30,235 and $42,515, respectively, representing its total obligation under the Distribution Agreement.

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

    The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the six months ended December 31, 1999, and from National Law's inception on November 30, 1998, to June 30, 1999 (the "Period from Inception to June 30, 1999").

    The Company was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, the Company was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, changed its name to Planet Resources, Inc. ("Planet Resources"). Between 1992 and its reverse acquisition by National Law in March of 1999, the Company had no operations; however, the Company maintained certain mining properties which are to be indirectly distributed to those stockholders who were stockholders of the Company prior to the reverse acquisition by National Law. To effect this distribution, New Planet Resources, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("New Planet"), will, under the terms of an Agreement and Plan of Distribution, dated March 25, 1999 (the "Distribution Agreement"), succeed to the Company's interests in these mining and related properties and a remainder cash balance at such time as the common stock of New Planet is registered under the Securities Act. New Planet has filed a registration statement with the United States Securities and Exchange Commission to register such stock.

    National Law, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Following its formation, National Law's then sole stockholder, and the current President, Chief Executive Officer and Chairman of Internet Law, contributed to National Law all of his rights and interests in the Litidex® search, retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law. Commercial operations began in January 1999, the same month in which National Law agreed in principle to be acquired by Internet Law.

    Preliminary funding for these operations occurred in December 1998 with an investor's purchase of a $200,000, 2% subordinated convertible debenture. In February 1999, this debenture was converted into 500,000 shares of National Law's common stock. Also in February 1999, National Law issued and sold 2,337,500 shares of its common stock for approximately $406,000 in cash. Issued and outstanding National Law common stock amounted to 18,000,000 shares just prior to the reverse acquisition of Planet Resources on March 30, 1999.

    Pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), among the Company, National Law and the stockholders of National Law, effective as of March 30, 1999, each share of National Law common stock was exchanged for one share of the Company's unregistered common stock. In contemplation of this transaction, the Company's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2,000,000 shares of the Company's common stock being outstanding immediately prior to the merger. After giving effect to these transactions, former National Law stockholders owned 18,000,000 shares of the Company's unregistered common stock and the Company's original stockholders owned 2,000,000 shares of the Company's common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to "Internet Law Library, Inc." Under the terms of the Merger Agreement, the majority of the Company's original board of directors resigned and were replaced with directors elected by the new stockholders of the Company.

    The Company and ITIS, a company wholly owned by Mr. Carr until January 2000, executed certain agreements under which ITIS provides database content and various management, staffing and procurement services and office space to National Law. In addition, Mr. Carr provided executive management and marketing services to National Law under a personal service contract. Apart from the content agreement with ITIS, the service agreements were put in place to provide National Law with an interim infrastructure until such time as additional financing and cash from operations became available. Effective July 1, 1999, the personal service contract with Mr. Carr was terminated when he became a salaried officer of the Company. In addition, certain individuals whose salaries and benefits were allocated to National Law by ITIS also became full-time officers and employees of National Law on July 1, 1999. On April 30, 2000, the Company acquired all of the outstanding stock of ITIS in exchange for 5,044,903 shares of the Company's common stock. See Items 1 and 13.

    In the six months ended December 31, 1999, the Company issued 2,207,526 shares of unregistered common stock at an average price per share of $1.02, yielding cash proceeds of $2,245,675, net of $42,250 in commissions.

    The Company and its subsidiaries may experience high volatility in operating results, net income and cash flows from quarter to quarter and from year to year. The Company's revenues depend on its ability to attract and retain customers. Most of the customers of National Law, the Company's largest operating subsidiary, have the option of discontinuing their service at the end of their monthly subscription period for any reason. The Company's expense levels are based, in part, on its expectations as to future revenues. Also, the Company expects that its operations often will require upfront expenses, but will result in trailing revenues. To the extent that revenues are below expectations, the Company may be unable or unwilling to reduce expenses proportionately, and operating results, net income and cash flows are likely to be adversely affected.

RESULTS OF OPERATIONS

Comparison of Results for the six month transition period ended December 31, 1999, and the period from inception of National Law on November 30, 1998 to June 30, 1999 ("Inception to June 30, 1999")

    Revenues.  Total revenues increased 316% to $222,697 for the six months ended December 31, 1999, from $53,520 for the period Inception to June 30, 1999. This increase is primarily due to an increase in the number of subscribers to National Law's databases. At December 31, 1999, National Law had 1,895 subscribers who were paying an average monthly subscription rate of $47.03. This contrasts with 719 subscribers at June 30, 1999, who paid an average monthly rate of $43.65. Primarily, the increase in revenues is attributable to a growing subscriber base. The increase in revenue between periods is also due to the increased number of months during which subscriptions to National Law's databases were sold. During the Inception to June 30, 1999 period, National Law was in a start-up mode until early March 1999, allowing for only four months of sales activity during the earlier period versus six full months of activity ended December 31, 1999. Revenues from GoverNet Affairs for two months amounting to $6,838, and from Brief Reporter for one month amounting to $3,640 were not significant elements of consolidated revenues during the six months ended December 31, 1999.

    Selling and marketing.  Selling and marketing expense increased by $127,549 or 52% to $372,324 for the six months ended December 31, 1999, from $244,775 for the period Inception to June 30, 1999. Included within this expense category are the hourly wages and salaries of telemarketing personnel and management directly involved in National Law's selling and marketing efforts. During the six months ended December 31, 1999, hourly wages and salaries of these personnel increased by $181,090 over the preceding period due primarily to : (1) an increase in the average monthly number of telemarketing personnel from 12 persons during the Inception to June 30, 1999 period to 20 persons during the six month period, and (2) during the earlier period, the services of telemarketing personnel were employed for only three months versus a full six months during the latter period. This increase in telemarketing and sales management was partially offset by a decrease of $75,400 related to the termination on June 30, 1999, of a personal service contract with Mr. Carr, National Law's President, during the period Inception to June 30, 1999. Effective July 1, 1999, Mr. Carr became a salaried officer of Internet Law and the related payroll expenses have been included in general and administrative expense for the six months ended December 31, 1999. During the earlier period, substantially all of Mr. Carr's efforts were dedicated to building and directing National Law's early sales infrastructure. Also, during the six months ended December 31, 1999, Internet Law's consolidated selling and marketing expense increased by $21,660 due to consolidating two months of GoverNet Affairs' selling and marketing expense.

     General and administrative.  General and administrative expense increased by $896,755 from $211,891 during the period Inception to June 30, 1999, to $1,108,645 during the six months ended December 31, 1999. This four-fold increase is due to several factors. Additional payroll and allocated expenses from ITIS for accounting and administrative personnel performing services on behalf of Internet Law amounted to $297,778. During the six months ended December 31, 1999, Internet Law employed several new officers and employees including Mr. Carr as Internet Law's President and Chief Executive Officer, a new corporate secretary, a new chief financial officer, and a new vice president of mergers and acquisitions. In addition, two months of compensation expenses related to GoverNet Affairs are included in consolidated general and administrative expense during the six months ended December 31, 1999. Professional fees covering auditing and tax services, legal and compliance services, financial consulting and media relations increased by $265,322 in the six months ended December 31, 1999, over the period Inception to June 30, 1999. The principle reason for this increase is Internet Law's expanded financial reporting obligations as a full reporting company pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, Internet Law's acquisitions of GoverNet Affairs and Brief Reporter resulted in additional consulting and auditing expenses related to due diligence and financial reporting related to the Company's decision to change its fiscal year end from June 30 to December 31 requiring an additional audit of the transition period. During the six months ended December 31, 1999, Internet Law also incurred stock compensation expense amounting to $124,579, representing awards of restricted stock and options to purchase restricted stock to certain officers and employees of Internet Law and its subsidiaries.

    Amortization and depreciation.  During the six months ended December 31, 1999, amortization and depreciation expense increased by $54,254, or 38%, to $197,037 from $142,783 for the period from Inception to June 30, 1999. During the six-month period, Internet Law recognized $55,602 of amortization expense related to specific intangible assets recorded in connection with its acquisitions of GoverNet Affairs and Brief Reporter. In addition, depreciation expense increased by $12,500 as a result of purchases of furniture and equipment by National Law and the inclusion of depreciation expense for acquired subsidiaries. Despite an increase of $987,594 in capitalized database content during the six months ended December 31, 1999, related amortization expense decreased from that of the preceding period because most of these additions occurred late in the last quarter of the calendar year and because the preceding period includes seven months of amortization of the original content and software contributed at inception of National Law.

LIQUIDITY AND CAPITAL RESOURCES

    Internet Law's ability to execute its business strategy, particularly the expansion of its customer base and its content database, depends to a significant degree on its ability to raise additional capital. The Company's principal demands for liquidity are cash for operations and funds for additional investments in case law and statute content.

    During the six months ended December 31, 1999, cash increased by $23,915, consisting of $685,993 of cash used in operations, $1,513,768 of cash used in investment activities, and $2,223,675 of cash provided from financing activities.

    During the six months ended December 31, 1999, cash used in operations decreased by $25,997 to $685,993 from $711,990 during the period Inception to June 30, 1999. Major non-cash items included in net loss for the period included $226,157 of stock-based compensation for officers, employees and consultants to the Company and $197,037 of amortization and depreciation. During the period Inception to June 30, 1999, Internet Law's stock-based compensation consisted only of $29,300 paid to consultants in lieu of cash. An increase in accounts receivable resulting in a use of cash of $84,131 is due to primarily to GoverNet Affairs which has typically billed its customers annually in December for the legislative sessions to be tracked during the following year. Likewise, the increase in deferred revenue due to GoverNet Affairs' billing method is the principal offsetting component in the $74,061 source of cash. Amounts due from affiliated company decreased by $269,004 during the six months ended December 31, 1999, because charges billed to National Law by ITIS for delivered content and management services exceeded cumulative payments by National Law to ITIS.

    During the six months ended December 31, 1999, cash used in investment activities increased by $1,479,591 to $1,513,767 due primarily to increased purchases by National Law of database content and software. Purchases of additional state and federal case law content amounted to $987,594, accounting for 96% of total additions to database content and software. With this additional content, National Law's library at December 31, 1999, contained case law for 34 states, three federal circuit courts and the United States Supreme Court. During the six-month transition period, the Company invested $750,000 and redeemed $300,000 in short-term investments for a net use of cash of $450,000. These excess funds resulted from Internet Law's private offering of common stock during the six-month period ending December 31, 1999. These uses of cash for investment activities were offset in part by $35,166 of cash acquired in the acquisitions of GoverNet Affairs and Brief Reporter.

    Cash provided by financing activities increased by $1,422,880 to $2,223,675 during the six months ended December 31, 1999, due primarily from Internet Law's private offering in which 2,207,526 shares of common stock were sold for $2,245,675, net of commissions amounting to $42,250. This contrasts with the sale of 2,467,550 shares for $432,090 in a private offering undertaken by National Law during the period Inception to June 30, 1999. Cash from financing activities during the six-month transition period also includes $180,000 representing proceeds from the exercise of stock options. Offsetting cash from financing activities during the six-month transition period are note payments totaling $202,000. Of these notes, one for $180,000 was originally funded in June 1999 and used for working capital purposes, and two other notes totaling $22,000 were assumed by Internet Law with its acquisition of GoverNet Affairs in November 1999.

    With the payment of these notes, Internet Law was debt free at December 31, 1999. However, during the four months ended April 30, 2000, the Company has liquidated and utilized its $450,000 in short-term investments and has borrowed $1,400,000 from Mr. Carr, personally. The borrowings from Mr. Carr are evidenced by ten unsecured promissory notes each of which is payable in full with accrued interest six months from the date of the note. Each note bears an annual interest rate of 11.75%.

    In order to satisfy its working capital requirements and its obligations under the promissory notes held by Mr. Carr, Internet Law has been attempting to obtain intermediate and long-term equity financing. On May 11, 2000, the Company entered into an intermediate financing agreement with Southridge Capital Management LLC, a private capital fund, for the sale of $3,000,000 of 5% Convertible Preferred Stock. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) 100% of the average closing bid prices of the common stock during the five trading days preceding closing of the financing, or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. As part of this financing agreement, Internet Law has agreed to issue five-year warrants for the purchase of

60,000 shares of its common stock at an exercise price equal to 110% of the average closing bid prices during the five-days preceding closing of the financing. The Company is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price. The Company is obligated to register with the Securities and Exchange Commission shares of its common stock that will be sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement.

    Additionally, with respect to notes payable extended to Internet from its chief executive officer subsequent to December 31, 1999, the chief executive officer has provided a written commitment to Internet Law to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the chief executive officer with maturity dates through March 2001.

    In addition to the foregoing, the Company is also attempting to negotiate an equity line for $25 million with a private funding source and is considering the merits of a public offering of its common stock sometime in the future.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 7A of Form 10-K and by Item 305 of Regulation S-K, no additional disclosures are required by Internet Law.

Item 8.  Financial Statements and Supplementary Data

    Included herein beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    In January 2000, the Board of Directors voted to replace Harper & Pearson Company ("Harper & Pearson") as the Company's independent accountants with Arthur Andersen LLP ("Arthur Andersen"). The Company's consolidated financial statements for the six months ended December 31, 1999, have been audited by Arthur Andersen.

    For the period from the inception of National Law on November 30, 1998, to June 30, 1999 ("Inception to June 30, 1999"), and for the year ended June 30, 1998, Harper & Pearson's reports did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

    The Audit Committee of the Company's Board of Directors recommended this action and it was approved by the Board of Directors on February 28, 2000.

    During the periods Inception to June 30, 1999, the one year ended June 30, 1998, and the subsequent interim period ended April 5, 2000, there were no disagreements with Harper & Pearson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Harper & Pearson, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of the Company for such periods.

    The Company has authorized Harper & Pearson to respond fully to the inquiries of Arthur Andersen.

PART III

Item 10.  Directors and Executive Officers of Registrant

    On March 25, 1999, Planet Resources, the Company's predecessor, entered into an agreement and plan of reorganization with National Law Library and the stockholders of National Law. Under this agreement, effective as of March 30, 1999, National Law and Planet Resources were merged, and each share of National Law common stock was exchanged for one share of Planet Resources common stock. In contemplation of this transaction, Planet Resources' stockholders agreed to a one-for-two reverse stock split, which resulted in 2,000,000 shares of its common stock being outstanding immediately prior to the merger. A majority of these shares were owned by A.W. Dugan, our former chairman of the board and president, who may be deemed to have controlled Planet Resources before the merger. Mr. Carr, the Company's current chairman of the board, president and chief executive officer, owned 15,152,500 shares of National Law Library's common stock, and received an equal number of shares of Planet Resources' common stock in the merger. On July 8, 1999, the Company changed its name from Planet Resources, Inc. to Internet Law Library, Inc.

    Also under the terms of this agreement, the majority of the members of Planet Resources' Board of Directors resigned and were replaced by three of National Law's designees, Mr. Carr, Kelley V. Kirker, and Jonathan C. Gilchrist. Mr. Gilchrist resigned as a director on June 15, 1999.

    Except for this transaction, no arrangement or understanding exists between any director or executive officer or any other person under which any director or executive officer was selected as a director or executive officer.

    There are currently seven directors on the Company's Board of Directors. The Board is divided into three classes with staggered three-year terms.

    The following table sets forth certain information concerning the directors and executive officers of the Company who were either serving or had been chosen to serve in this capacity as of April 30, 2000:

Name	Age	Position with the Company
Hunter M.A. Carr	51	Chairman of the Board of Directors, President and Chief Executive Officer
Eugene A. Cernan, USN (Ret.)	65	Director
Kelley V. Kirker	40	Director, member of the Audit Committee, and Chief Operations Officer
Joe H. Reynolds	78	Director and General Counsel
George A. Roberts	80	Director and member of Compensation Committee
Paul Thayer	80	Director and Chairman of Compensation Committee
Jack I. Tompkins	54	Director and Chairman of the Audit Committee
David P. Harriman	51	President of National Law Library
Kara A. Kirker	37	Treasurer, and Chief Financial Officer and Treasurer of National Law Library
Malcolm F. McNeill	52	Chief Financial Officer
Robert Sarlay	55	Vice President, Special Programs and Shareholder Relations
Edward P. Stevens	51	Vice President, Business Development
Carol Ann Wilson	58	Corporate Secretary, and Vice President of Content and Corporate Secretary for National Law Library

    Hunter M.A. Carr has been our chairman of the board of directors, president and chief executive officer since March 30, 1999. Mr. Carr is the founder of National Law and has served as chairman of the board and president of National Law Library since its founding in November 1998. From

April 1994 until July 1999, Mr. Carr served as chairman of the board and chief executive officer of ITIS, one of our content providers and a company in which Mr. Carr was the sole stockholder until January, 2000. In July 1999, Mr. Carr resigned as chief executive officer of ITIS, but continues to serve as its chairman of the board. Mr. Carr has served as a director since March 30, 1999. His current term on the Board began on February 28, 2000 and will expire on February 27, 2003.

    Eugene A. Cernan, USN (Ret.), author of The Last Man on the Moon (St. Martin's Press 1999) brings to Internet Law Library an unparalleled background of courage and achievement. Mr. Cernan spent 20 years as a naval aviator, the last 13 of which were with NASA. He served on three space missions, the last being as Commander of Apollo XVII, and has received numerous decorations and honors for that service. Mr. Cernan has served as chairman of Johnson Engineering Corporation, which provides NASA with systems development for flight crews and crew station design for the Space Shuttle, Spacelab, Space Station, Lunar Base, and Mars Outpost since 1994. From 1986 to 1992, Mr. Cernan was the executive vice president and director of Coral Petroleum, Inc., where he was in charge of corporate development of a worldwide supply and marketing strategy. From 1986 to 1992, he was executive consultant for the government systems group of Digital Equipment. He has been selected for enshrinement into the National Aviation Hall of Fame in July 2000.

    Mr. Cernan's many honors range from the Navy Distinguished Flying Cross to a television Emmy. His membership in professional societies includes the Society of Experimental Test Pilots, the American Space Institute, and the Golden Eagles. His directorships include Up with People, the Lone Star Flight Museum, First Bank, and Alaska Aerospace Development Corp. Mr. Cernan's term as a director began on January 1, 2000, with his appointment by the Board, and it will expire on December 31, 2002

    Kelley V. Kirker has been our chief operating officer since April 30, 2000, and served as one of our vice presidents from June 15, 1999 until July 13, 1999. Mr. Kirker has also served as a director of National Law since July 1, 1999. On October 1, 1999, Mr. Kirker was appointed chief executive officer of ITIS. Prior to that, since April 1994, Mr. Kirker has served as president and chief operating officer of ITIS. From 1987 until 1994, Mr. Kirker was employed by MLSI, Inc., a company engaged in litigation support service and owned by Mr. Carr. Prior to 1987, Mr. Kirker was employed for approximately five years by Texaco, Inc. in its computer information service area. Mr. Kirker serves as a member of the Audit Committee. Mr. Kirker has served as a director since March 30, 1999. His current term on the Board began on February 28, 2000, and will expire on February 27, 2003.

    Joe H. Reynolds has served as our general counsel since July 1999. Since 1996, Mr. Reynolds has served as of counsel to the Houston, Texas, law firm of Schwartz, Junell, Campbell & Oathout, LLP. From 1992 until 1996, Mr. Reynolds served as of counsel to the Houston office of the law firm of Andrews & Kurth LLP. Mr. Reynolds is an experienced litigator, and is presently representing National Law Library as attorney of record in the matter of Loislaw.com Inc. v. ITIS, Inc., National Law Library, Inc., and Internet Law Library, Inc. Mr. Reynolds became a director on August 31, 1999, and his term will expire on August 30, 2002.

    George A. Roberts served Teledyne, Inc. in various positions from 1966 until his retirement in 1993. He began his service as president, became chief executive officer and president in 1986, was elected vice chairman of the board and chief executive officer in 1991, and became chairman of the board in 1991. Prior to that time, from 1941 until 1966, Dr. Roberts was employed by the Vasco Metals Corporation, first as research metallurgist, as chief metallurgist in 1945, as vice president-technology in 1953, and was elected president in 1961.

    Dr. Roberts is a member of the National Academy of Engineering, a fellow of The American Society for Metals, The Metallurgical Society and The Society of Manufacturing Engineers. He is also a life trustee of the Carnegie-Mellon University. In 1980, he was awarded the Carnegie-Mellon University Distinguished Achievement Award. In 1984, Dr. Roberts received an award from the National Conference of Christians and Jews for distinguished service in the field of human relations, and he also received the 1984 Americanism Award from the Boy Scouts of America. Dr. Roberts was elected to the Board on February 28, 2000, and his term will expire on February 27, 2003.

    Paul Thayer's background provides a wealth of experience from which he can draw as a director. From 1983 to 1984, he served in the Reagan Administration as Deputy Secretary of Defense and received many awards for his service. Prior to this time, from 1970 to 1983, Mr. Thayer served as chairman of Ling-Temco-Vought in Dallas, Texas. Mr. Thayer graduated number one in his Navy Aviation Cadet Class. He later served as a test pilot, combat ace, commercial airline pilot, and he flew around the world in 1993. Mr. Thayer was a U.S. Navy combat ace in World War II and an experimental test pilot. He was the first pilot to break the sound barrier in a production Navy fighter. In 1994, he was inducted into the Navy Experimental Test Pilots Hall of Fame, and he is a past recipient of the J.H. Doolittle Award and the Kitty Hawk Award. Among his many other honors are the Distinguished Flying Cross, two presidential citations, and the distinguished Horatio Alger Award. Mr. Thayer's notable community service includes the Robert M. Thompson Navy League Award for outstanding civilian leadership, the University of Kansas Distinguished Service Citation for outstanding achievements and service to mankind, and the Air Force Medal and Decoration for Exceptional Civilian Service. In addition, Mr. Thayer is a past chairman of the Chamber of Commerce of the United States and of the National Corporate Advisory Board of the Vietnam Veterans Memorial Fund. Mr. Thayer's term as a director began on January 1, 2000, with his appointment by the Board, and it will expire on December 31, 2002

    Jack I. Tompkins has served since September 1999 as chairman of the board and chief executive officer of iExalt, Inc., a company formed to deliver multiple Internet resources in a safe and efficient environment for the Christian community. From April 1999 until September 1999, Mr. Tompkins was executive vice president and chief financial officer of Crescent Real Estate Equities Company, a real estate investment trust listed on the New York Stock Exchange. From the time of its inception in 1997 until the time of its sale in January 1999, Mr. Tompkins served as chairman of the board of Automotive Realty Trust Company of America. From 1988 to 1996, he served as chief financial officer and senior vice president and chief information, administrative and accounting officer of Enron Corp. Mr. Tompkins began his career at Arthur Young & Company and later joined Arthur Andersen LLP, where he was elected to the partnership in 1981. Mr. Tompkins is a certified public accountant. Mr. Tompkins became a director on August 31, 1999, and his term will expire on August 30, 2002.

    David P. Harriman has served as the President of National Law since December 1, 1999. In 1996, Mr. Harriman founded Brief Reporter as a publishing start-up with a database of appellate briefs for attorneys on the Internet. Prior to that time, Mr. Harriman served in various positions at The Michie Company, most recently as president and chief executive officer from 1989 to 1996.

    Kara A. Kirker has served as the Company's Treasurer and as the Chief Financial Officer and Treasurer of National Law since October 1, 1999. Prior to joining us, Ms. Kirker provided services to National Law on a contract basis as an officer of ITIS. From January 1994 until National Law's inception in November 1998, Ms. Kirker served as the controller and treasurer of ITIS, in which positions she continues to serve. From 1981 to 1994, Ms. Kirker served as assistant treasurer of Stone & Webster Oil Company, Inc. in the revenue accounting area.

    Malcolm F. McNeill joined the Company on September 1, 1999, as its Chief Financial Officer. From November 1994 until he joined the Company, Mr. McNeill was a self-employed consultant providing financial, accounting and project development services to publicly and privately owned companies in the Houston area. Prior to 1994, he served in various financial and management positions with companies engaged in natural gas transportation, independent power development, and oil and gas exploration and production. Earlier, Mr. McNeill served on the audit staff of Price Waterhouse LLP, and he is a certified public accountant.

    Robert Sarlay has served as Vice President, Special Programs and Shareholder Relations since July 1, 1999. Prior to joining us, from October 1998 until July 1999, Mr. Sarlay was the manager of marketing for ITIS and provided marketing and shareholder services on a contract basis to us and to National Law. From August 1997 to October 1998, Mr. Sarlay was the owner/operator of three restaurants in the Houston area. From 1993 to 1997, he served as the president of Advanced Care Centers of America, LLC, an operator of nursing home facilities in Texas. Mr. Sarlay was the vice president commercial division of Asset Partners, Inc., an operator of commercial office buildings in the Houston area. Prior to 1991, Mr. Sarlay served as an operations and executive officer of various companies engaged in long-term care, medical management, apartment development and management, and convenience store operations.

    Edward P. Stevens joined the Company as Vice President, Business Development in November 1999. From 1998 to 1999, Mr. Stevens served as sales engineer for StorNet, Inc., an authorized reseller of computer products and services. Prior to that time, from 1997 to 1998, he served as integration sales consultant for Computer Tech, Inc, another authorized reseller. From 1995 to 1997, Mr. Stevens served as acting president and national account manager for Executive Database Controls.

    Carol Ann Wilson joined the Company as Corporate Secretary and Vice President of Content and Corporate Secretary for National Law Library in June 1999. From September 1995 to April 1999, Ms. Wilson served as the legal secretary and personal assistant to John M. O'Quinn, P.C. From 1980 to 1995, she was the legal secretary to Joe H. Reynolds. Since 1985, Ms. Wilson has been an active member and speaker in various state and national legal secretarial and paralegal organizations. She is the author of Plain Language Pleadings (Prentice Hall 1996), and has been published in national trade journals and other publications.

Significant Employees

    The following sets forth certain information regarding significant employees who are not executive officers but who make or are expected to make significant contributions to the business of the Company.

    Ronald W. Hogan has served as Chief Executive Officer of GoverNet Affairs since founding that company in May 1996. In this capacity, he has been responsible for marketing the company's services and developing and installing much of the software used in capturing, parsing and summarizing legislative data for GoverNet Affairs' subscribers. From late 1983 until late 1995, Mr. Hogan was employed by Waste Management, Inc. where he was responsible for developing a nationwide state government affairs program and serving as that company's first regional director of state government affairs. Prior to 1983, he worked as an issues management consultant to such organizations as Prudential Insurance, Dow Chemical and the Colorado Energy Research Institute, and he was employed with the National Conference of State Legislatures where he served as Acting Director of the Office of Science and Technology. Mr. Hogan spent seven years in the United States Navy as a Russian linguist.

    Donald H. Kellam was appointed President of GoverNet Affairs in March 2000. Prior to his appointment, Mr. Kellam was engaged, and continues to be engaged, in a variety of entrepreneurial ventures. Mr. Kellam is a 15 year veteran of the securities business, specializing in a fixed income securities client base. From December 1998 until his present position with GoverNet Affairs, Mr. Kellam was the President and a Manager of RPT LLC, a company engaged in software development. In May 1997, he founded and was a manager of Intelisys GA LLC, a company that developed and sold neural cube optical character recognition technology. In December 1994 Mr. Kellam founded AQS LLC, a company engaged in institutional fixed income portfolio management, and served as its President until founding Intelysis GA. Prior to December 1994, Mr. Kellam served as President and CEO of Arbour Financial, an institutional fixed income broker/dealer. Mr. Kellam is a member of the Board of Directors of Mastercare Insurance Company, an East-coast managed care workers compensation provider, and also serves on the National Council of Student Venture and Josh McDowell Ministries. Mr. Kellam holds a B.A. in marketing from Chaminade University.

    Charles F. Dunbar has served as Vice President, Sales for National Law Library since July 1, 1999. From April 1999 to June 1999, Mr. Dunbar was an employee of ITIS in which capacity he provided consulting services in the sales area to National Law Library. From April 1995 to April 1999, he was the chief executive officer and president of Image Vault, a sales and marketing consulting firm based in Houston, Texas. From 1990 to 1995, Mr. Dunbar served as vice president of sales for MLSI, Inc., a company once owned by Mr. Carr, and then as vice president of sales for ITIS.

Family Relationships

    Kara A. Kirker is a niece by marriage of Hunter M.A. Carr. Kelley V. Kirker is married to Ms. Kirker.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the SEC. The Company believes, based solely on a review of the copies of such reports furnished to the Company during the transition period from July 1, 1999 to December 31, 1999, that all Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person.

Item 11.  Executive Compensation

    Each of Mr. Carr, Mr. Sarlay, Mr. Dunbar, and Ms. Kirker is currently an officer of the Company or National Law and was, until July 1, 1999, an employee of ITIS, Inc., a corporation wholly-owned by Mr. Carr until January 2000. Effective beginning in March 1999, National Law and ITIS operated under a management and financial services agreement under which ITIS provided accounting, staffing, and procurement services and office space to National Law. Under the agreement, the Company paid ITIS for staffing services at 125% of cost. Under a personal service contract between National Law and Mr. Carr covering executive services, marketing and business development, public relations, and general management, which became effective in November 1998, Mr. Carr received $55,400 for services performed from the inception of National Law on November 30, 1998, to June 30, 1999.

    The following table summarizes the compensation paid by the Company directly to certain executive officers during the six months ended December 31, 1999. Apart from these executive officers, neither the Company nor any of its subsidiaries paid any employee an annual salary and bonus exceeding $100,000 during the six months ended December 31, 1999.

Summary Compensation Table
For the Six Months Ended December 31, 1999

	Annual Compensation				Long Term Compensation
Awards
Name and principal position	Year	Salary	Bonus	Other Annual compensation	Restricted Stock Awards	Securities underlying options	LTIP payouts	All other compensation
Hunter M.A. Carr Chairman of the Board, President and Chief Executive Officer	1999 1998 1997	$90,000 -0- -0-	$-0- -0- -0-	$-0- -0- -0-	$-0- -0- -0-	-0- -0- -0-	$-0- -0- -0-	$-0- -0- -0-
David P. Harriman, Chief Operating Officer and President Of National Law	1999 1998 1997	$8,333 -0- -0-	$-0- -0- -0-	$-0- -0- -0-	$-0- -0- -0-	300,000 -0- -0-	$-0- -0- -0-	$-0- -0- -0-

    During the six months ended December 31, 1999, and the period from inception of National Law on November 30, 1998, to June 30, 1999, the Company did not grant any stock appreciation rights.

    The following table summarizes the compensation paid by the Company directly to A.W. Dugan, who served as chief executive officer until March 30, 1999, and either directly or indirectly to Mr. Carr under a personal services contract as the Company's president and chief executive officer since March 30, 1999. Neither the Company nor any of its subsidiaries paid any employee an annual salary and bonus exceeding $100,000 during the period from inception of National Law on November 30, 1998, to June 30, 1999.

Summary Compensation Table
For the Period from Inception of National Law on November 30, 1998 to June 30, 1999

	Annual Compensation					Long Term Compensation
						Awards		Payouts
Name and principal position	Year	Salary	Bonus	Other Annual compensation		Restricted Stock Awards	Securities underlying options	LTIP payouts	All other compensation
Hunter M.A. Carr Chairman of the Board, President and Chief Executive Officer	1999 1998 1997	$-0- -0- -0-	$-0- -0- -0-	$55,400 -0- -0-	(1)	$-0- -0- -0-	-0- -0- -0-	$-0- -0- -0-	$-0- -0- -0-
A.W. Dugan Former Chairman of the Board and President	1999 1998 1997	$-0- -0- -0-	$-0- -0- -0-	$-0- -0- -0-		$-0- -0- -0-	-0- -0- -0-	$-0- -0- -0-	$-0- -0- -0-

(1)
Mr. Carr was compensated pursuant to a personal service contract during the period from inception of National Law on November 30, 1998, to June 30, 1999.

    The following table sets forth the grants of stock options made to employees of the Company during the six months ended December 31, 1999, and during the period from inception of National Law on November 30, 1998, to June 30, 1999. No stock options were granted to any other employees during these periods.

	Individual Grants
Name	Number of securities underlying options granted	Percent of total options granted to employees during the period	Exercise or Base price ($/share)	Expiration Date	Grant date value(2)
For the six months ended December 31, 1999
Ronald W. Hogan(3)	166,250	26%	$2.94	8/30/07	$295,835
John R. Marsh(3)	75,000	12%	$2.94	8/30/07	$133,460
David P. Harriman(3)	300,000	47%	$3.00	8/30/07	$300,019
During the period from inception of National Law on November 30, 1998, to June 30, 1999
Hunter M.A. Carr(1)	1,250,000	100%	$3.00	4/11/09	$847,047

(1)
All such options were exercisable on April 12, 1999, the date of grant.

(2)
Grant date value was determined using the Black-Scholes option valuation model. The following assumptions were made in using this model: Assumed expected volatility factors ranging from 75% to 92%, a 6% risk-free rate of return, a dividend yield of zero, and terms for exercising the options of between three and 10 years. The actual value, if any, a person may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

(3)
Options issued to former officers of companies acquired during the six months ended December 31, 1999. These individuals subsequently became officers of the Company or one of its subsidiaries. Before the options may vest, certain future subsidiary financial results or personal performance criteria must be satisfied. The earliest date on which one third of these options may be exercised is August 31, 2000, and the latest date on which the last one third of these options may be exercised is August 30, 2006. In the case of Messrs. Hogan and Marsh, the criteria for vesting had not been satisfied at December 31, 1999.

    The following table sets forth information concerning the number and value of securities underlying unexercised options held on December 31 and June 30, 1999.

Aggregate Options Exercisable and Option Values

	Number of securities underlying unexercised options at end of period
			Value of unexercised in-the-money options at end of period(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
December 31, 1999
Hunter M. A. Carr	1,250,000	—	$2,500,000	—
Ronald W. Hogan		166,250	—	$342,475
John R. Marsh		75,000	—	$154,500
David P. Harriman		300,000	—	$600,000
June 30, 1999
Hunter M.A. Carr	1,250,000	—	$2,500,000	—

(1)
Based on the difference between the option exercise prices and the closing sale prices of $5.00 and $1.875 of our common stock as reported on the over-the-counter bulletin board on December 31, 1999, and June 30, 1999, respectively, multiplied by the number of shares underlying the options.

Compensation of Directors

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

    In April 1999, the Board of Directors approved a stock option grant to Mr. Tompkins covering 1,000,000 shares of common stock. This option vested upon being granted, is exercisable at $3.00 per share, and may be exercised in whole or in part over a term of 10 years from date of grant. The Board approved this grant as an incentive for Mr. Tompkins to serve as Internet Law's first outside director. Mr. Tompkins became a director of the Company on August 31, 1999.

    In December 1999, the Board of Directors approved outside director compensation in the form of awards of the Company's common stock. These awards will be for 25,000 shares of the Company's common stock payable to each outside director at the beginning of each year of service. In March 2000, the Company issued a total of 125,000 shares of its common stock, valued at $551,200, to its outside directors. In addition, the Board voted in January 2000 to pay each director a meeting fee of $1,000 per in-person meeting and $500 per telephone meeting. The Board agreed to hold monthly telephone meetings and quarterly in-person meetings.

Compensation Committee Interlocks and Insider Participation

    Messrs. Carr, Kirker, Reynolds and Tompkins participated in the deliberations of our Board concerning executive officer compensation during six months ended December 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information as of April 30, 2000, regarding the beneficial ownership of the Company's common stock (i) by each person or group known by management of the Company to own more than 5% of the outstanding shares of common stock, (ii) by each director, and (iii) by all directors and executive officers as a group and by A.W. Dugan, who served as our chief executive officer until March 30, 1999. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

    The mailing address for each person identified below is c/o Internet Law Library, Inc., 4301 Windfern Road, Suite 200, Houston, Texas, 77041.

Name	Shares Beneficially Owned		Percentage of Outstanding Shares(1)
Hunter M.A. Carr	15,849,503	(2)	50.5%
Eugene A. Cernan	50,000	(3)	*
Kelley V. Kirker	701,500	(4)	2.3%
Joe H. Reynolds	40,000		*
George A. Roberts	275,000	(5)	*
Paul Thayer	1,250,000	(6)	4.2%
Jack I. Tompkins	2,952,500	(7)	9.5%
A.W. Dugan	1,080,091	(8)	3.6%
All executive officers and directors as a group (15 persons)	21,782,767	(9)	72.3%

*
Less than 1%.

(1)
Percentage of beneficial ownership is based on 30,113,198 shares of common stock outstanding as of April 30, 2000. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of April 30, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

(2)
Includes options to purchase 1,250,000 common shares that are currently exercisable and 600,000 shares held by a limited partnership of which Mr. Carr is the general partner, for the benefit of Mr. Carr's children. Includes 372,003 shares to be issued to Mr. Carr in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(3)
Includes 25,000 shares to be issued to Mr. Cernan in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(4)
Includes 100,000 shares held by Mr. Kirker's spouse, as to which Mr. Kirker disclaims beneficial ownership. Includes 500,000 shares to be issued to Mr. Kirker in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(5)
Includes 250,000 shares to be issued to George A. Roberts TTEE, a trust controlled by Mr. Roberts, in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(6)
Includes 750,000 shares to be issued to Thayer Investment Co., Ltd., a company controlled by Mr. Thayer, in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(7)
Includes options to purchase 1,000,000 common shares that are currently exercisable.

(8)
Includes 120,000 shares held by Anglo Exploration Corp., which is controlled by Mr. Dugan.

(9)
Includes options to purchase 2,250,000 common shares that are currently exercisable. Does not include 1,853,300 shares to be issued to certain directors and certain officers in exchange for their shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

Item 13.  Certain Relationships and Related Transactions

    Mr. Carr, the Company's chairman of the board of directors, chief executive officer and president, was also the sole stockholder of ITIS during the period from National Law's inception on November 30, 1998, to December 31, 1999. During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 90% of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law or are entities controlled by directors of Internet Law. Pursuant to a stock exchange agreement dated April 30, 2000, the Company exchanged 5,044,903 shares of its common stock valued at $18,725,000 by an independent appraiser, for all of the outstanding common stock of ITIS. Of the 5,044,903 shares so issued, 1,525,000 shares were issued to four directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law as shown below:

Name of Director/Officer	Position	Number of Shares
W. Paul Thayer (Thayer Investment Co.)	Director	750,000
Kelley V. Kirker	Director and officer	500,000
Eugene A. Cernan	Director	25,000
George A. Roberts, Ttee	Director	250,000
Edward P. Stevens	Officer	150,000
Donald H. Kellam	Officer	150,000
David P. Harriman	Officer	25,000
Robert Sarlay	Officer	3,300

Total		1,853,300

    Prior to its acquisition by Internet Law, ITIS has provided National Law with various executive, sales and marketing, and administrative services since National Law's inception on November 30, 1998. In addition, ITIS was and continues to be the sole provider of case law content to National Law. Set forth below is a summary of the agreements between National Law and ITIS.

    In December 1998, National Law and ITIS entered into a continuing service agreement under which ITIS provides database content to National Law. Under the terms of this agreement, ITIS provides National Law with data files containing case law and statutes that are in the public domain together with coding and proprietary editing services covering these data files. National Law is charged $.65 per 1,000 characters for those data files that satisfy certain prescribed quality control requirements. Under the agreement, National Law is obligated for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement is to reflect market prices for comparable work, and National Law may select another vendor should ITIS' prices not be competitive.

    Despite the contract rate of $0.65 per 1,000 characters, during the six months ended December 31, 1999, National Law revised its method of accounting for its purchases of content from ITIS due to the common control exercised over both entities by Mr. Carr and due to the increasing materiality of the transactions. During this period, approximately 10,332,200,000 bytes of case law content was delivered by ITIS to National Law at a contract value of $6,722,000. National Law, however, recorded this content at ITIS' estimated cost of $987,594. In addition, the Company has restated its case law content purchased from ITIS during the period from National Law's inception on November 30, 1998, to June 30, 1999. As a result of this revaluation, at June 30, 1999, case law content was written down from approximately $1,787,000 to approximately $1,197,000, and the related payable to affiliated company of $115,700 was adjusted to reflect a receivable from affiliated company of approximately $474,300.

    Effective beginning in March 1999, National Law and ITIS operated under a management agreement. Under this agreement, ITIS provided accounting, staffing, and procurement services and office space to National Law. Accounting services were charged at the rate of $85 per hour, staffing services were charged at 125% of cost, office supplies, equipment, and telephone services were charged at 120% of cost, and office space rental was based on 120% of cost. In addition, ITIS was entitled to charge a $3,600 monthly management fee under the agreement. During the six months ended December 31, 1999, and the period from inception of National Law on November 30, 1998, National Law incurred charges totaling approximately $342,800 and $298,800, respectively, and, at December 31, 1999 and June 30, 1999, National Law owed ITIS approximately $32,400 and $97,800, respectively, under this agreement.

    Effective in December 1998, National Law entered into an agreement with ITIS to receive software development and consulting services for its database and retrieval. During the six months ended December 31, 1999, National Law incurred charges totaling approximately $34,600 and, at December 31, 1999, National Law owed ITIS approximately $3,800 under this agreement. No charges were incurred through June 30, 1999.

    Effective in November 1998, National Law and Mr. Carr entered into a personal service contract. During the period from inception of National Law on November 30, 1998, to June 30, 1999, National Law incurred total charges of $55,400 under this agreement. The agreement was terminated on July 1, 1999 when Mr. Carr became a salaried officer of the Company.

    Prior to the reverse acquisition, Planet Resources, paid approximately $70,000 for accounting and management services and rent to a company controlled by A.W. Dugan, the then chairman of the board of directors and president and a significant stockholder of Planet Resources.

    During the four months ended April 30, 2000, the Company has borrowed $1,400,000 from Mr. Carr, personally. The borrowings from Mr. Carr are evidenced by ten unsecured promissory notes each of which is payable in full with accrued interest six months from the date of the note. Each note bears an annual interest rate of 11.75%. Mr. Carr has advised the Company that he is willing to convert a portion of these promissory notes to convertible preferred stock.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are being filed as part of this Report:

(1)
Consolidated Financial Statements

      See Index to Consolidated Financial Statements on page F-1.

  (2)
  All other schedules are omitted because they are not applicable, not required or the required information is in the Consolidated Financial Statements or the Notes thereto.

  (3)
  The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-K.

Exhibit Number		Description
2.1		Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law and the stockholders of National (incorporated by reference to Exhibit A to Company's Form 8-K filed on April 2, 1999).
2.2
First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, National Law and the stockholders of National Law (incorporated by reference to Exhibit 2.2 to Company's Form 10-K filed on October 13, 1999).
2.3
Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National Law (incorporated by reference to Annex B to Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on April 19, 1999).
2.4
Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and the Company, as Buyer (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 30, 1999).
2.5
Option Agreement to Purchase Stock, dated November 8, 1999, by and between the Company, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 30, 1999) .
2.6
Option Agreement to Purchase Stock, dated November 8, 1999, by and between the Company, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on November 30, 1999).
2.7
Option Agreement to Purchase Stock, dated November 8, 1999, by and between the Company, as Seller, and John R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K filed on November 30, 1999) .
2.8
Contract for Sale of Stock, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and the Company, as Buyer (incorporated by reference to Exhibit 2.7 to the Company's Form 8-K filed December 23, 1999).
2.9	†	Stock Purchase Agreement by and between the Company and the Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000.
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).

3.2		Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13, 1999).
3.3	†	Certificate of Designation for the Company's 5% Series A Covertible Perferred Stock.
10.1		Option Agreement between the Company and Hunter M. A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).
10.2		Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).
10.3		Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Company's Registration Statement on Form S-8 filed on April 2, 1999).
10.4		Continuing Service Agreement between National Law and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed on October 13, 1999).
10.5		Management and Financial Services Agreement between National Law and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on October 13, 1999).
10.6		Software Development and Consulting Agreement between National Law and ITIS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on October 13, 1999).
10.7
Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on October 13, 1999).
10.8		Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).
10.9		Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).
10.10		New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).
10.11		Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Company's Form 10-K/A filed on October 28, 1999).
10.12	†	Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended.
10.13	†	Convertible Preferred Stock Purchase Agreement by and amount the Company and Cootes Drive LLC, dated May 11, 2000.
10.14	†	Warrant to purchase 500,000 shares of the Company's common stock issued to Cootes Drive LLC, dated May 11, 2000.
10.15	†	Registration Rights Agreement by and among the Company and Cootes Drive LLC, dated May 11, 2000.
16.1		Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K/A filed on April 5, 2000).

21†	Subsidiaries of the Company.
23.1†	Consent of Arthur Andersen LLP, dated May 11, 2000
23.2†	Consent of Independent Public Accountants, Harper & Pearson Company, dated May 8, 2000
24†	Power of Attorney (included on signature page).
27†	Financial Data Schedule for the six-month transition period from July 1, 1999, to December 31, 1999.

†
Filed herewith

(b)
Reports on Form 8-K

    The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

  (1)
  Form 8-K filed on November 30, 1999, reporting under Item 2, the acquisition of all the outstanding stock of GoverNet Affairs.

  (2)
  Form 8-K filed on December 23, 1999, reporting under Item 2, the acquisition of all the outstanding interests of Brief Reporter.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET LAW LIBRARY, INC.
By:	/s/ HUNTER M. A. CARR Hunter M.A. Carr, President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 11, 2000

POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes Hunter M.A. Carr and Malcolm F. McNeill, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ HUNTER M. A. CARR Hunter M. A. Carr	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 11, 2000
/s/ EUGENE A. CERNAN Eugene A. Cernan	Director	May 11, 2000
/s/ KELLEY V. KIRKER Kelley V. Kirker	Director	May 11, 2000
/s/ JOE H. REYNOLDS Joe H. Reynolds	Director	May 11, 2000
/s/ GEORGE A. ROBERTS George A. Roberts	Director	May 11, 2000
/s/ W. PAUL THAYER W. Paul Thayer	Director	May 11, 2000
/s/ JACK I. TOMPKINS Jack I. Tompkins	Director	May 11, 2000
/s/ MALCOLM F. MCNEILL Malcolm F. McNeill	Principal Financial and Accounting Officer	May 11, 2000

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND
FINANCIAL STATEMENTS

Page
Reports of Independent Public Accountants	F-2 and F-3
Consolidated Balance Sheets as of December 31 and June 30, 1999	F-4
Consolidated Statements of Operations for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999	F-5
Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999	F-6
Consolidated Statements of Cash Flow for the six months Ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Internet Law Library, Inc.:

    We have audited the accompanying consolidated balance sheet of Internet Law Library, Inc. (formerly Planet Resources, Inc.) and subsidiaries, as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Law Library, Inc., and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the six months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Houston, Texas
May 11, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Internet Law Library, Inc. at June 30, 1999 and the results of their operations and their cash flows for the period ended June 30, 1999 in conformity with generally accepted accounting principles.

    As more fully discussed in the accompanying financial statements, the Company has entered into material agreements and contracts with related individuals and entities owned by related individuals and entities that have resulted in material transactions and balances with these related parties.

/s/ HARPER & PEARSON COMPANY

Houston, Texas
September 16, 1999, (Except with respect
to June 30, 1999 matters discussed in
Note 2, Page F-8, as to which the date
is April 18, 2000)

INTERNET LAW LIBRARY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 1999	June 30, 1999
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents, including $20,235 and $32,515, respectively, distributable to the stockholders of New Planet Resources, Inc.	$78,544	$54,629
Short-term investments	450,000	—
Accounts receivable, net of allowance for doubtful accounts of $5,534 and $—, respectively	86,015	1,322
Prepaid to affiliated company	55,423	324,427
Due from stockholders	—	11,295
Other current assets	13,284	10,000

Total current assets	683,266	401,673

Database content and software costs, net	2,956,861	1,989,035
Furniture and equipment, net	104,066	33,362
Intangible assets, net	2,176,458	—

Total assets	$5,920,651	$2,424,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable	$—	$180,000
Accounts payable	156,472	55,857
Accrued liabilities	72,414	4,891
Deferred revenue	82,400	—
Assets distributable to stockholders	30,235	42,515

Total current liabilities	341,521	283,263

Commitments and contingencies	—	—
Redeemable common stock	125,000	—
Stockholders' equity:
Preferred stock, par value $.001, 1,000,000 shares authorized; no shares issued	—	—
Common stock, par value $.001, 30,000,000 shares authorized; 24,920,991 and 21,132,288 shares issued, respectively; 24,910,253 and 21,121,550 shares outstanding, respectively	24,921	21,133
Additional paid-in capital	7,974,994	2,775,072
Deferred compensation	(364,600)	—
Accumulated deficit	(2,138,001)	(612,214)
Treasury stock, at cost, 10,738 shares	(43,184)	(43,184)

Total stockholders' equity	5,454,130	2,140,807

Total liabilities and stockholders' equity	$5,920,651	$2,424,070

The accompanying notes are an integral part of these consolidated financial statements

INTERNET LAW LIBRARY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended December 31, 1999	From Inception (November 30, 1998) to June 30, 1999
REVENUE	$222,697	$53,520
OPERATING EXPENSES:
Selling and marketing	372,324	244,775
General and administrative	1,108,645	211,891
Production and computer service	73,628	65,073
Amortization and depreciation	197,037	142,783

Total operating expenses	1,751,634	664,522

OPERATING LOSS	(1,528,937)	(611,002)
INTEREST INCOME (EXPENSE)	3,150	(1,212)

NET LOSS	$(1,525,787)	$(612,214)

NET LOSS PER SHARE, basic and diluted	$(0.07)	$(0.06)

SHARES USED IN COMPUTING NET LOSS PER SHARE, basic and diluted	22,840,676	10,763,581

The accompanying notes are an integral part of these consolidated financial statements

INTERNET LAW LIBRARY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Treasury Stock
	Shares	Amount					Total
Issuance of common stock to founding stockholder in exchange for contributed assets	15,152,500	$15,153	$2,014,207	$—	$—	$—	$2,029,360
Pre-acquisition transactions:
Issuance of common stock for cash	2,337,500	2,338	403,987	—	—	—	406,325
Issuance of common stock for services	10,000	10	6,990	—	—	—	7,000
Conversion of convertible debentures	500,000	500	199,500	—	—	—	200,000
Reverse acquisition	2,010,738	2,010	98,944	—	—	(43,184)	57,770
Post-acquisition transactions:
Issuance of common stock for cash	130,050	130	25,635	—	—	—	25,765
Issuance of common stock for services	991,500	992	25,809	—	—	—	26,801
Net loss	—	—	—	—	(612,214)	—	(612,214)

Balance, June 30, 1999	21,132,288	21,133	2,775,072	—	(612,214)	(43,184)	2,140,807

Exercise of common stock options	600,000	600	179,400	—	—	—	180,000
Issuance of common stock for cash	2,207,526	2,207	2,243,468	—	—	—	2,245,675
Issuance of common stock for services	51,500	51	215,706	—	—	—	215,757
Issuance of variable common stock option	—	—	375,000	(375,000)	—	—	—
Amortization of deferred compensation	—	—	—	10,400	—	—	10,400
Issuance of common stock for acquisitions net of redeemable common stock	929,677	930	2,174,000	—	—	—	2,175,000
Change in assets distributable to stockholders	—	—	12,278	—	—	—	12,278
Net loss	—	—	—	—	(1,525,787)	—	(1,525,787)

Balance, December 31, 1999	24,920,991	$24,921	$7,974,994	$(364,600)	$(2,138,001)	$(43,184)	$5,454,130

The accompanying notes are an integral part of these consolidated financial statements

INTERNET LAW LIBRARY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the six months ended December 31, 1999	From inception (November 30, 1998) to June 30, 1999
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,525,787)	$(612,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	215,757	29,300
Amortization of deferred compensation	10,400	—
Amortization and depreciation	197,037	142,783
Provision for doubtful accounts	5,534	—
Changes in:
Prepaid to affiliated company	269,004	(324,428)
Due from stockholders	11,295	—
Accounts receivable	(84,131)	(1,322)
Other current assets	(3,284)	—
Accounts payable	76,598	49,000
Accrued liabilities	67,523	4,891
Deferred revenue	74,061	—

Net cash used in operating activities	(685,993)	(711,990)

CASH FLOWS FROM INVESTMENT ACTIVITES:
Additions to short-term investments	(450,000)	—
Additions to database and development costs	(1,033,363)	(101,050)
Additions to furniture and equipment	(65,570)	(23,401)
Cash acquired in acquisitions	35,166	90,275

Net cash used in investment activities	(1,513,767)	(34,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of debentures	—	200,000
Proceeds from (payments on) notes payable	(202,000)	180,000
Proceeds from exercise of stock options	180,000	—
Issuance of common stock	2,245,675	420,795

Net cash provided by financing activities	2,223,675	800,795

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,915	54,629
CASH AND CASH EQUIVALENTS, beginning of period	54,629	—

CASH AND CASH EQUIVALENTS, end of period	$78,544	$54,629

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,693	$—
Non cash investing and financing transactions:
Fair value of common stock issued for acquisitions	2,300,000	—

The accompanying notes are an integral part of these consolidated financial statements

INTERNET LAW LIBRARY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS:

    Internet Law Library, Inc. (formerly Planet Resources, Inc.) ("Internet Law"), a Delaware corporation, operates Internet portals providing subscription access to databases used for tracking pending legislation and for performing legal research through its wholly owned subsidiaries, National Law Library, Inc. ("National Law"), GoverNet Affairs, Inc. ("GoverNet"), and Brief Reporter LLC ("Brief Reporter"). The content of these databases consists primarily of federal and state case law, statutory law for certain states, legal briefs prepared by attorneys for trials in state and federal courts, and summaries and details of pending legislation at the state and federal levels used by attorneys, corporate management and other parties involved in litigation, legal planning and legislative undertakings. Interfacing with these databases are software retrieval engines that are owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet portals pay subscription fees to National Law, GoverNet and Brief Reporter for monthly or longer-term service.

    National Law was formed in November 1998 as a Texas corporation for the purpose of developing and marketing an Internet portal to be used for legal research. Following its formation, National Law's then sole stockholder contributed to National Law all rights and interests in certain retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of National Law's common stock. In January 1999, National Law agreed in principle to be acquired by Internet Law in a transaction structured as a reverse acquisition. This reverse acquisition was accomplished through a one-for-one tax-free exchange of shares of common stock pursuant to an Agreement and Plan of Reorganization, dated March 25, 1999, as amended (the "Merger Agreement"), which became effective on March 30, 1999. Immediately following the reverse acquisition, Internet Law's stockholders voted to change the name of the company from Planet Resources, Inc. to Internet Law Library, Inc. See Note 3.

    While Internet Law has currently developed database content for all 50 states, they have primarily achieved their revenue growth since inception through sales in Texas, New York and Georgia. Consequently, Internet Law continues to face the challenge of successfully expanding the market for its products by further penetrating markets in existing states and implementing its business strategy in additional states. Internet Law's future success is dependent on many factors which include, among others, competition, technological changes, generating a sufficient subscriber base and sales volume to achieve and maintain profitability, hiring and retaining qualified personnel and obtaining sufficient financing to fund is stated business objectives.

    On May 11, 2000, Internet Law executed an intermediate financing agreement (see Note 12) for the sale of $3 million of convertible preferred stock. Additionally, with respect to notes payable (see Note 12) extended to Internet from its chief executive officer subsequent to December 31, 1999 the chief executive officer has provided a written commitment to Internet Law to provide forebearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the chief executive officer with maturity dates through March 2001.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation—These consolidated financial statements reflect the assets, liabilities, results of operations, and cash flows of the business conducted by National Law from its inception on November 30, 1998 to June 30, 1999 ("Inception to June 30, 1999"). In January 2000, Internet Law's Board of Directors approved a resolution changing the fiscal year end from June 30 to December 31.

Accordingly, transition period financial statements for the six months ended December 31, 1999 have been included in these consolidated financial statements.

    Restatement of Financial Statements—As further discussed in Note 4, Internet Law purchases database content from ITIS Inc. ("ITIS"), an affiliated company, which was controlled by the majority shareholder (also the chief executive officer) of Internet Law during the two periods ended December 31, 1999. As required by generally accepted accounting principles, transfers of assets between entities under common control must be accounted for using the cost basis of the transferor. Internet Law previously recorded the purchase of database content using the contracted rate between Internet Law and the affiliate. Accordingly, the database content balances previously reported as of June 30, 1999 have been revised in the accompanying balance sheet. Additionally, the database content balance as of December 31, 1999 reflects purchases for the six-months ended December 31, 1999 at the cost basis of the affiliate, which represents a revision from the unaudited balances reported in Internet Law's quarterly report on Form 10-Q as of September 30, 1999. The effect of these revisions was to decrease the database content balance by $590,358 as of June 30, 1999 and to record the excess of payments to the affiliate over the cost basis of the database content received as a due from affiliated company totaling $55,423 and $324,427 as of December 31 and June 30, 1999, respectively.

    Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Internet Law and its wholly owned subsidiaries, National Law, GoverNet, Brief Reporter, and New Planet Resources, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

    Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    Cash, Cash Equivalents and Short-term Investments—Internet Law considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments are classified as "securities available for sale" and are reported at their fair value with accrued interest expense and income recorded when such securities are purchased and sold, respectively.

    Revenue Recognition—Revenues consist of subscription fees charged for access to Internet Law's Internet portals. Subscription fees are recognized ratably over the subscription periods ranging from one month to two years.

    Database and development costs—Database and development costs is comprised of content databases containing federal and state case law, statutory law, pending legislation, and database and retrieval software. The capitalized value of a content database is determined from the cost of purchasing, verifying and installing the database for release to Internet customers. Once a case law database has been capitalized, the cost of updating the database with current case law is expensed. The cost of updating statutory law and pending legislation databases is capitalized.

    Internet Law applies SOP 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the database and retrieval software.

    The Company uses the straight-line method to amortize the components of the content databases. Content and software development assets consist of the following:

	Useful life (in years)	December 31, 1999	June 30, 1999
Content:
Case and statutory law	20	$2,184,257	$1,196,664
Pending legislation	5	3,804	—
Software development	8	1,037,728	933,757

Total		3,225,789	2,130,421
Less: Accumulated amortization		(268,928)	(141,386)

		$2,956,861	$1,989,035

    Furniture and Equipment—Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over a five-year period. At December 31 and June 30, 1999, accumulated depreciation was $15,288 and $1,395, respectively.

    Acquired Intangible Assets—Intangible and other assets consist of values associated with goodwill and developed technologies, all acquired from the acquisition of GoverNet and Brief Reporter. Amortization of these intangibles is calculated on a straight-line basis over their respective useful lives.

    Internet Law has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

    Income Taxes—Internet Law accounts for income taxes in accordance with the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the capitalization, amortization and write-off of certain intangibles, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

    Stock-Based Compensation—Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," Internet Law has elected the method that requires disclosure of stock-based compensation. Because of this election, Internet Law accounts for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the estimated fair value of Internet Law's stock on the date of grant, no compensation expense is recorded. Additionally, for stock-based compensation grants to consultants, Internet Law recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period.

    Net Loss Per Share—Basic net loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. Shares of Internet Law outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law outstanding before the reverse acquisition have been included in weighted average shares outstanding since November 30, 1998, its date of inception. All options outstanding at December 31 and June 30, 1999, have not been included because they are anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

NOTE 3—REVERSE ACQUISITION:

    On March 30, 1999, the Internet Law (then, Planet Resources, Inc.) and National Law completed a reorganization pursuant to the terms of the Merger Agreement. Under this agreement, National Law's stockholders exchanged all of their issued and outstanding shares of common stock, consisting of 18 million shares, for a like amount of new shares of common stock to be issued by Internet Law. In contemplation of the merger, Internet Law's original stockholders agreed to a 1 for 2 reverse stock split which resulted in two million issued and outstanding shares of common stock immediately prior to the merger. These shares are to be retained by Internet Law's original stockholders. In addition, pursuant to an Agreement and Plan of Distribution, dated March 25, 1999, (the "Distribution Agreement") Internet Law is obligated to distribute certain assets consisting of cash and mining assets to its original stockholders. At December 31, 1999 and June 30, 1999, these assets totaled $30,235 and $42,515, respectively. Also pursuant to the Distribution Agreement, Internet Law formed a subsidiary for the purpose of effecting this asset distribution. Two million shares of this subsidiary's common stock is to be distributed to Internet Law's original stockholders once the subsidiary completes a registration of these shares with the Securities and Exchange Commission. Once these shares are registered and can be distributed, Internet Law will transfer the cash and mining assets to the subsidiary.

    At the time of the reverse acquisition, Internet Law's authorized shares of common stock were 10 million. The terms of the Merger Agreement required that Internet Law's stockholders approve an amendment to its articles of incorporation that would increase the authorized shares to 30 million and change the name of the company to Internet Law Library, Inc. Internet Law's stockholders approved such an amendment on March 31, 1999, but it was not filed with the Secretary of State of Delaware until July 8, 1999. Because it was the intent of the parties to the Merger Agreement and because the parties completed the reverse acquisition as contemplated in the Merger Agreement, Internet Law's financial statements for the period from Inception to June 30, 1999, have been prepared on the basis that Internet Law was able to issue up to 30 million shares of common stock as of March 31, 1999.

    Internet Law has accounted for the reverse acquisition under the purchase method of accounting, whereby National Law is treated as the accounting acquirer and Internet Law as the acquired entity. Using this method, the retained deficit of Internet Law as of the acquisition date and the par value of

National Law's common stock were closed to Internet Law's additional paid-in capital. This accounting reflects the intent of the parties, specifically, that National Law as an operating entity acquired Internet Law in order to implement a capital development program from which both Internet Law's original stockholders and its new stockholders expect to benefit.

    Shown below is a reconciliation of balances in Internet Law's stockholders' equity accounts from June 30, 1998, through the date of the reverse acquisition:

	Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Treasury Stock	Total
Balances at June 30, 1998	1,605,147	$1,605	$252,184	$(92,249)	$(43,184)	$118,356
Sale of shares to an existing stockholder	2,394,853	2,395	57,460	—	—	59,855
Reverse 1 for 2 stock Split	(2,000,000)	(2,000)	2,000	—	—	—
Net loss through the reverse acquisition date	—	—	—	(120,441)	—	(120,441)

Balances, as of the reverse acquisition date	2,000,000	$2,000	$311,644	$(212,690)	$(43,184)	$57,770

NOTE 4—TRANSACTIONS WITH AFFILIATED COMPANY:

    The content and software development assets of National Law were conveyed to it by an individual who is now the Chairman of the Board, Chief Executive Officer, President and its largest stockholder (the "CEO of Internet Law"). Until January 2000, the CEO of Internet Law was also the controlling stockholder of ITIS, a Texas corporation formed in 1994 for the purpose of developing software to be used in the area of litigation support. ITIS has provided a variety of services to National Law as set forth below:

  1.
  In December 1998, National Law and ITIS entered into a continuing service agreement under which ITIS provides database content to National Law. Under the terms of this agreement, ITIS provides National Law with data files containing case law and statutes as are in the public domain together with coding and proprietary editing services covering these data files. Under the agreement, National Law is obligated for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement is to reflect market prices for comparable work,

  2.
  Effective in March 1999, National Law and ITIS operated under a management and financial services agreement under which ITIS provides accounting, staffing, and procurement services and office space to National Law. In addition, ITIS is entitled to charge a $3,600 monthly management fee under the agreement. During the six months ended December 31, 1999, and during the period from Inception to June 30, 1999, charges totaling $342,800 and $298,800, respectively, representing costs incurred by ITIS to provide these services were billed to National Law under this agreement; and

  3.
  Effective in December 1998, National Law entered into an agreement with ITIS to receive software development and consulting services for its database and retrieval software. During the six months ended December 31, 1999, charges totaling $34,600 were incurred by National Law under this agreement.

    In the aggregate, at December 31, 1999 and June 30, 1999, National Law prepaid $55,423 and $324,427, respectively, to ITIS under the foregoing agreements.

    Effective in November 1998, National Law and the CEO of Internet Law entered into a personal service contract covering executive services, marketing and business development, public relations and general management. The agreement was terminated on July 1, 1999, when the CEO of Internet Law became a salaried officer of Internet Law, on which date National Law owed $40,440 to the CEO of Internet Law. During the six months ended December 31, 1999, Internet Law remitted this amount, together with reimbursable out-of-pocket expenditures totaling $8,384, to the CEO of Internet Law.

NOTE 5—ACQUISITIONS:

GoverNet

    In November 1999, Internet Law acquired GoverNet, a Georgia corporation, which owns and operates an Internet site and connected databases that provide subscribers with a tracking and monitoring system for legislation pending before federal and state legislatures. Internet Law issued 446,352 shares of common stock in exchange for all the outstanding stock of GoverNet. The total purchase price of $1,341,400, includes the estimated fair value of common stock issued of $1.3 million, $22,000 of promissory notes payable to two stockholders, and $19,400 of other debt. The acquisition was accounted for under the purchase method of accounting. Pending the results of an independent appraisal, Internet Law's preliminary allocation to intangible assets includes $1,271,854 to developed technology. The results of operations of GoverNet and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law's consolidated financial statements as of the acquisition date.

    In addition, options to purchase 320,000 shares of Internet Law's common stock were granted to the former stockholders of GoverNet. These stock options are exercisable over a five-year period beginning on August 31, 2000, provided certain revenue and earnings targets are achieved in each of the three years ended August 2002. The options are subject to an exercise price of $2.94 per share.

Brief Reporter

    In December 1999, Internet Law acquired Brief Reporter, a Virginia limited liability company, which owns and operates an Internet site and connected databases containing appellate briefs written by attorneys for important cases in all federal and state jurisdictions. Internet Law issued 483,325 shares of common stock in exchange for all of the members' interests of Brief Reporter. The total purchase price of $1,000,000 consists of the estimated fair value of the common stock issued by Internet Law. The acquisition was accounted for under the purchase method of accounting and resulted in $960,206 of the purchase price being allocated to intangible assets. Pending the results of an independent appraisal, Internet Law's preliminary allocation to intangible assets includes $250,000 to developed technology, $225,700 to legal brief content, and $484,506 to goodwill. The results of operations of Brief Reporter and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law's consolidated financial statements as of the acquisition date.

    Pursuant to the terms of the acquisition agreement with Brief Reporter, these former owners of Brief Reporter may have up to 25 percent of their shares of Internet Law's common stock registered in a public offering prior to July 1, 2000, provided there is such an offering and the registration of their shares is not detrimental to the offering. If there is no public offering or if none of these shares are registered in such an offering, then Internet Law is obligated to repurchase an aggregate of $125,000 worth of these shares at a then prevailing market price. As this contingency is outside the control of Internet Law, $125,000 has been reflected as redeemable common stock in the accompanying balance sheet at December 31, 1999.

    The following unaudited pro forma financial information for the six months ended December 31, 1999, and for the period from Inception to June 30, 1999, assumes the acquisitions of GoverNet and Brief Reporter had occurred on November 30, 1998, the date of Internet Law's inception:

	Six months ended December 31, 1999	Inception to June 30, 1999
Revenues	$265,424	$110,387

Net loss	$(2,000,462)	$(1,127,502)

Loss per share	$(0.08)	$(0.10)

NOTE 6—INTANGIBLE ASSETS:

    Intangible assets as of December 31, 1999, consist of the following:

	Estimated Useful lives (in years)
Developed technology	5	$1,521,854
Content—legal briefs	20	225,700
Goodwill	5	484,506

Subtotal		2,232,060

Less: Accumulated amortization		(55,602)

Total		$2,176,458

NOTE 7—NOTES PAYABLE:

    In June 1999, Internet Law executed a demand promissory note in the amount of $180,000 payable to a third party. The note was subject to an annual interest rate of 10 percent, and was paid in full in October 1999. During the six months ended December 31, 1999, the Company recognized interest expense of $5,200 related to this note.

    In November 1999, with the acquisition of GoverNet, Internet Law assumed two promissory notes made to two former stockholders of GoverNet totaling $22,000. These notes, one for $15,000 dated in October 1999 and one for $7,000 dated in November 1999, were both subject to an annual interest rate of prime plus four percent. Internet Law paid both notes in full in December 1999.

NOTE 8—INCOME TAXES:

    Internet Law has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1999, Internet Law had accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $1.7 million. These carryforwards begin to expire in 2018. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit Internet Law's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, Internet Law may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since Internet Law has had a net operating loss carry forward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

    Significant components of Internet Law's net deferred tax asset at December 31 and June 30, 1999 are as follows:

Deferred tax assets relating to:	December 31	June 30
Federal net operating loss carryforwards	$582,000	$256,000
Book/tax differences on depreciable, amortizable and other assets	20,400	17,300
Deferred revenue	28,000	—
Restricted stock	76,500	—
Deferred tax valuation allowance	(706,900)	(273,300)

Net deferred tax asset	$—	$—

    The Company's statutory tax rate differs from the effective tax rate primarily from the effect of non-deductible expenses and the increase in the deferred tax valuation allowance.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

Lease for Office Space

    Effective in July 2000, Internet Law is committed to making monthly payments of at least $6,200 under a lease agreement for office space that expires in June 2004. If Internet Law is not successful in maintaining existing sub-leasing arrangements with a third party tenant, this monthly obligation may increase to approximately $18,600 beginning in July 2000. In addition, GoverNet Affairs leases office space pursuant to a lease agreement requiring monthly payments of approximately $3,300 through December 2001.

Employment Contracts

    Internet Law has executed various employment and consulting agreements with certain officers and a third party advisor. At December 31, 1999, under these agreements, Internet Law is obligated to pay $250,000 per year through 2002, and thereafter $150,000 per year through 2004. In January 2000, Internet Law executed two additional three-year employment agreements requiring aggregate annual payments of approximately $140,000 per year.

Litigation

    In September 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against Internet Law, National Law and ITIS ("Defendants"). Lois, a competitor of National Law, alleged that ITIS breached an agreement between Lois and ITIS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material, certain unspecified actual damages for alleged loss of market value and alleged loss of profits. In October 1999, Defendants answered the lawsuit with general and special denials of Lois' claims. At the same time, discovery procedures were commenced and Lois and Defendants filed responses to one another's discovery requests. The trial judge has assigned a trial date in October 2000. Management of Internet Law believes the suit has no merit, and intends to continue vigorously defending the case.

    Internet Law is subject to various other claims, either asserted or unasserted, arising in the normal course of business. Management believes that the outcome of any or all of these claims will not have a material effect on the consolidated financial position or results of operations of Internet Law.

NOTE 10—COMMON STOCK:

    Since inception, Internet Law has sold unregistered shares of its common stock to a number of investors pursuant to Regulation D of the Securities Act of 1933, as amended. During the six months ended December 31, 1999, 2,207,526 shares were sold for an average price of $1.02 per share for net cash proceeds of $2,245,675, after commissions totaling $42,250. During the period from Inception to June 30, 1999, Internet Law sold 2,467,550 shares for an average price of $0.18 per share resulting in cash proceeds of $432,090.

    During the six-months ended December 31, 1999, Internet Law issued 51,500 shares of common stock for services rendered. Additionally, in December 1999, Internet Law approved a bonus to various employees and two board members for services rendered in 1999. The bonus consisted of 33,042 aggregate shares of common stock, which were issued in January 2000. The aggregate value of the award, totaling $105,404, has been recorded to compensation expense and addition paid-in capital as of December 31, 1999. Since the common shares were not issued until January 2000, no par value has been recorded as of December 31, 1999. Also in December 1999, the Board of Directors approved outside directors' compensation in the form of annual awards of 25,000 shares of the Company's common stock issuable to each outside director at the beginning of each calendar year. In March 2000, Internet Law issued a total of 125,000 shares of its common stock, valued at $551,200, to its outside directors.

    In February 2000, the Internet Law's stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of preferred and common stock. Pursuant to this amendment, shares of authorized preferred stock were increased from 1,000,000 shares to 50,000,000, and shares of authorized common stock were increased from 30,000,000 shares to 100,000,000 shares.

NOTE 11—STOCK OPTIONS:

    On March 26, 1999, the Board of Directors and the majority stockholders of the Company adopted the 1999 Stock Option Plan for Internet Law (the "Plan"). Under the Plan, the Option Committee of

the Board of Directors, consisting of at least two non-employee members of the Board of Directors, may grant stock options to purchase common stock of Internet Law (either incentive or non-qualified stock options) and stock appreciation rights ("SARs") to officers and employees, including directors who are employees, of Internet Law. The Option Committee has discretion to determine the terms and conditions upon which the options may be exercised. Originally, the stockholders approved 300,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions. In February 2000, the stockholders approved a resolution increasing this number to 3,000,000 shares.

    On March 26, 1999, the Board of Directors and the majority stockholders approved the 1999 Director Option Plan (the "Director Plan"). The Director Plan provides for automatic grants of stock options to non-employee directors. Internet Law has reserved 200,000 shares of common stock for the grant of options under the Director Plan, subject to anti-dilution adjustments. Through December 31, 1999, no options were awarded or granted under either the Plan or the Director Plan.

    Internet Law granted certain stock options outside both the Plan and the Director Plan during the six months ended December 31, 1999, and during the period from Inception to June 30, 1999, as summarized below:

	Six months ended December 31, 1999		Inception to June 30, 1999
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares
Options outstanding, beginning of period	$2.24	3,300,000	$—	—
Options granted	2.93	645,000	2.24	3,300,000
Options cancelled	—	—	—	—
Options exercised	0.30	(600,000)	—	—

Options outstanding, end of period	$2.72	3,345,000	$2.24	3,300,000

Options exercisable, end of period	$3.00	2,250,000	$3.00	2,250,000

    Other information regarding stock options outstanding as of December 31, 1999 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise price	Shares	Remaining Life (Years)	Weighted Average Exercise price	Shares	Weighted Average Exercise price
$1.00	450,000	4.25	$1.00	—	$—
$2.12 - $3.00	2,895,000	0.6 - 9.3	$2.99	2,250,000	$3.00

	3,345,000			2,250,000

    In January 1999, as partial consideration for arranging Internet Law's acquisition of National Law, options were awarded to a consulting firm for the purchase of 600,000 shares of common stock at an exercise price of $.30 per share. The estimated fair value of these options was immaterial. These options were exercisable for a period of ten days following the first day on which the quoted market price of the Internet Law's common stock reached a price of $1.10 per share. Effective in April 1999, this option agreement was amended to extend the exercise period from ten days to anytime on or before December 31, 1999. The estimated fair market value incrementally provided to the consulting firm as a result of changing the measurement date of this stock option was approximately $12,500, which amount was not recorded due to its immateriality. Pursuant to this award, as amended, two blocks of options, each for 300,000 shares, were exercised in July 1999 and December 1999.

    In April 1999, the Board of Directors granted an option for 1,000,000 shares of common stock to a stockholder as an incentive for this person to join the Board. This individual subsequently became a member of the Board of Directors in August 1999. Both of these options were fully vested at the grant date and may be exercised in whole or in part at any time for a period of 10 years at an exercise price of $3.00 per share.

    During December 1999, Internet Law granted stock options for the purchase of an aggregate of 300,000 shares of common stock which are classified as a variable award. Pursuant to APB Opinion No. 25, the initial compensation expense related to these options was calculated based on the difference between the market price of the underlying common stock on the grant date and the exercise price of the option. The charge is recognized ratably over the expected service period related to the variable award. Additionally, a periodic adjustment to deferred compensation and related compensation expense is computed at the end of each reporting period based on the difference between the then current market price and the exercise price less previously recognized compensation expense. In January 2000, Internet Law granted two officers variable option awards for an aggregate of 105,000 shares of common stock subject to terms similar to the above described variable option.

    Had the compensation cost for all stock options been determined pursuant to the alternative method under SFAS No. 123, Internet Law's net loss for the periods ended December 31, 1999 and June 30, 1999, would have changed to the following pro forma amounts:

	Six months ended December 31, 1999	Inception to June 30, 1999
Net loss:
As reported	$1,525,787	$612,214
Pro forma	$2,402,795	$3,129,707
Basic and diluted net loss per share:
As reported	$0.07	$0.06
Pro forma	$0.11	$0.39

    For the pro forma disclosures, the fair value of each option grant is estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: no expected dividends, risk-free interest rate of six percent, price volatility between 75% and 92% for the six months ended December 31, 1999, and between 118% and 287% for the period Inception to June 30, 1999, and expected lives between 10 and 0.5 years.

NOTE 12—SUBSEQUENT EVENTS:

Promissory Notes Payable

    During the period from January 1 to April 30, 2000, Internet Law borrowed a total of $1,400,000 from the CEO of Internet Law to fund working capital requirements. These borrowings are evidenced by ten unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. The CEO has further commited that should the Company need to extend the maturity of the note, he has agreed to do so. In no event would he require payment prior to March 31, 2001, if to do so would prevent the Compay from paying its other obligations on a timely basis.

Acquisition of ITIS

    On March 23, 2000, the Company's Board of Directors approved the purchase of ITIS subject to certain final reviews and negotiations that were concluded on April 30, 2000. According to the terms of a Stock Exchange Agreement, effective on April 30, 2000, the Company will exchange 5,044,903 restricted shares of its common stock, valued at $18,725,000 by an independent appraiser, for all the of the outstanding common stock of ITIS.

    Since National Law's inception on November 30, 1998, ITIS has served as its sole vendor of new case law content while also providing to National Law various executive, sales, production, and administrative services. During the period from National Law's inception to December 31, 1999, Mr. Carr was the sole stockholder of ITIS. Then, during the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 90% of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law or are entities controlled by directors of the Company. Of the 5,044,903 shares issued to ITIS' stockholders, 1,525,000 shares were issued to four directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law.

    The acquisition will be accounted for under the purchase method of accounting and is expected to result in the purchase price being allocated to tangible assets and specific intangible assets such as trademarks, developed technology, and experienced workforce. Pending the results of an independent appraisal, Internet Law has preliminarily estimated that approximately $15,666,000 of the $18,725,000 purchase price will be allocated to intangible assets. The following unaudited pro forma financial information for the six months ended December 31, 1999, and for the period from Inception to June 30, 1999, assumes the acquisition of ITIS had occurred on November 30, 1998, the date of Internet Law's inception:

	Six months ended December 31, 1999	Inception to June 30, 1999
Revenues	$469,999	$982,645

Net loss	$(3,427,794)	$(1,755,576)

Loss per share	$(0.12)	$(0.11)

Intermediate Financing Agreement

    On May 11, 2000, Internet Law entered into an intermediate financing agreement with Southridge Capital Management LLC, a private capital fund, for the sale of 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. As part of this financing agreement, Internet Law has agreed to issue five-year warrants for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price. Internet Law is obligated to register with the Securities and Exchange Commission shares of its common stock that will be sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law and the stockholders of National (incorporated by reference to Exhibit A to Company's Form 8-K filed on April 2, 1999).
2.2
First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, National Law and the stockholders of National Law (incorporated by reference to Exhibit 2.2 to Company's Form 10-K filed on October 13, 1999).
2.3
Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National Law (incorporated by reference to Annex B to Company's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on April 19, 1999).
2.4
Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and the Company, as Buyer (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 30, 1999).
2.5
Option Agreement to Purchase Stock, dated November 8, 1999, by and between the Company, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 30, 1999) .
2.6
Option Agreement to Purchase Stock, dated November 8, 1999, by and between the Company, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on November 30, 1999).
2.7
Option Agreement to Purchase Stock, dated November 8, 1999, by and between the Company, as Seller, and John R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K filed on November 30, 1999) .
2.8
Contract for Sale of Stock, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and the Company, as Buyer (incorporated by reference to Exhibit 2.7 to the Company's Form 8-K filed December 23, 1999).
2.9†	Stock Purchase Agreement by and between the Company and the Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000.
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13, 1999).
3.3†	Certificate of Designation for the Company's 5% Series A Covertible Perferred Stock.
10.1	Option Agreement between the Company and Hunter M. A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).
10.2	Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).
10.3	Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Company's Registration Statement on Form S-8 filed on April 2, 1999).

10.4		Continuing Service Agreement between National Law and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed on October 13, 1999).
10.5		Management and Financial Services Agreement between National Law and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on October 13, 1999).
10.6		Software Development and Consulting Agreement between National Law and ITIS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on October 13, 1999).
10.7
Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on October 13, 1999).
10.8		Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).
10.9		Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).
10.10		New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).
10.11		Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Company's Form 10-K/A filed on October 28, 1999).
10.12	†	Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended.
10.13	†	Convertible Preferred Stock Purchase Agreement by and amount the Company and Cootes Drive LLC, dated May 11, 2000.
10.14	†	Warrant to purchase 500,000 shares of the Company's common stock issued to Cootes Drive LLC, dated May 11, 2000.
10.15	†	Registration Rights Agreement by and among the Company and Cootes Drive LLC, dated May 11, 2000.
16.1		Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on April 5, 2000).
21†		Subsidiaries of the Company.
23.1†		Consent of Arthur Andersen, LLP, dated May 11, 2000
23.2		Consent of Independent Public Accountants, Harper & Pearson Company, dated May 8, 2000.
24†		Power of Attorney (included on signature page).
27†		Financial Data Schedule for the six-month transition period from July 1, 1999, to December 31, 1999.

†
Filed herewith

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX