Form 10-K/A
period 1999-12-31
INTERNET LAW LIBRARY INC
filed 2000-05-19
CIK 3959

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
(Title of Class)

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of Registrant as of May 1, 2000 was $52,845,137 (based on the closing price of $4.063 per share on May 1, 2000 as reported on the over-the-counter Bulletin Board).

    As of May 1, 2000, 30,113,198 shares of Registrant's Common Stock were outstanding

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

Item 1.  Business

General

    The Company, formerly known as Planet Resources, Inc., is a Delaware corporation that now operates Internet sites which provide subscription access to databases through its wholly owned subsidiaries, National Law Library, Inc. ("National Law"), GoverNet Affairs, Inc. ("GoverNet Affairs"), and Brief Reporter, LLC ("Brief Reporter"). The content of these databases consists of pending legislation, statutory law, and case law at the federal and state levels. In addition, legal briefs prepared in conjunction with certain important cases before federal and state courts are also available. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation, and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by the Company or its subsidiaries. Customers using these Internet sites pay subscription fees to the operating subsidiaries under monthly, quarterly or annual subscription agreements.

    Internet Law's common stock is traded on the over-the-counter Bulletin Board under the symbol "ELAW."

Corporate History

    The Company was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, the Company was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, changed its name to Planet Resources, Inc. Between 1992 and its reverse acquisition by National Law in March of 1999, the Company had no operations; however, the Company maintained certain mining properties which are to be indirectly distributed to those stockholders who were stockholders of the Company prior to the reverse acquisition by National Law. To effect this distribution, New Planet Resources, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("New Planet"), will, under the terms of an Agreement and Plan of Distribution, dated March 25, 1999 (the "Distribution Agreement"), succeed to the Company's interests in these mining and related properties and a remainder cash balance at such time as the common stock of New Planet is registered under the Securities Act. New Planet has filed a registration statement to register such stock with the United States Securities and Exchange Commission and this registration statement is currently pending effectiveness.

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

Recent Transactions

    On November 15, 1999, the Board of Directors approved the Company's purchase of all of the outstanding stock of GoverNet Affairs, Inc., a Georgia corporation ("GoverNet Affairs"), in exchange for 446,352 shares of the Company's common stock valued at $1,300,000, and the assumption of certain notes payable and other debt totaling approximately $41,000. The outstanding stock of GoverNet Affairs was purchased directly from Ronald W. Hogan, Charles E. Bowen, Jr., and John R. Marsh. In addition, Messrs. Hogan, Bowen and Marsh were collectively granted options for the purchase of up to 320,000 shares of the Company's common stock. These options are exercisable over a five-year period beginning August 31, 2000, provided certain financial results are achieved by GoverNet Affairs during the 32 months ending June 30, 2002. In addition, with respect to the former shareholders of GoverNet Affairs, they have the right to piggyback 15% of the 446,352 common shares of the Company that were issued in this transaction onto any registration statement for the purpose of registering newly issued shares of the Company's common stock.

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

    Brief Reporter owns and operates an Internet site (www.briefreporter.com) and a connected database containing appellate briefs and trial memoranda written by attorneys for certain significant cases in all Federal and state jurisdictions.

    On March 23, 2000, the Company's Board of Directors approved the purchase of ITIS, Inc. ("ITIS"), a company once wholly owned by Hunter M.A. Carr, the Company's Chairman of the Board, Chief Executive Officer and President. The Board's approval was subject to certain final reviews and negotiations that were concluded on April 30, 2000. According to the terms of the Stock Exchange Agreement, dated April 30, 2000, the Company exchanged 5,044,903 restricted shares of its common stock, valued at $17,976,250, for all of the outstanding common stock of ITIS.

    Since National Law's inception on November 30, 1998, ITIS has served as its sole vendor of new case law content while also providing to National Law various executive, sales, production, and administrative services. During the period from National Law's inception to December 31, 1999, Mr. Carr was the sole stockholder of ITIS. Then, during the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed most of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law (or its subsidiaries) or are entities controlled by directors of the Company. Of the 5,044,903 shares to be issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law as shown below:

Name of Director/Officer	Position	Number of Shares
Hunter M.A. Carr	Director and officer	196,003
W. Paul Thayer (Thayer Investment Co.)	Director	750,000
Kelley V. Kirker	Director and officer	500,000
Eugene A. Cernan	Director	25,000
George A. Roberts, Ttee	Director	250,000
Edward P. Stevens	Officer	150,000
Donald H. Kellam	Officer	150,000
David P. Harriman	Officer	25,000
Robert Sarlay	Officer	3,300

Total		2,049,303

It is expected that ITIS will continue to be the primary vendor of case law content to National Law. In addition, ITIS will attempt to leverage its experience in the legal data conversion field by entering and competing in other content conversion markets found over the Internet or other media.

    On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock at any time after August 8, 2000, based on a price equal to the lesser of (i) $3.2375, or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. As part of this financing agreement, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. Additionally, the Company agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share, and pay $100,000 as a commission related to this financing arrangement.

    Internet Law is obligated to register with the SEC shares of its common stock that will be sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. If the Company does not file a registration statement with the SEC by June 9, 2000, and if the registration statement is not declared effective by the SEC on or prior to September 8, 2000, then Internet Law must pay $90,000 to the investor as liquidated damages, and must additionally pay $90,000 for every month thereafter that these deadlines are missed. The convertible preferred stock purchased by the investor is also subject to mandatory redemption by Internet Law upon the occurrence of a change in control or other certain events.

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

  •
  over 6,000 briefs written by attorneys used in certain significant cases in state and Federal courts (abstracts and full topical indexing are available for all briefs

  •
  Rules of the U.S. Supreme Court and Federal Rules of Civil Procedure and Appellate Procedure; and

  •
  plain language forms; and

  •
  articles of interest to legal researchers and writers.

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

Customers

    At April 30, 2000, in the aggregate, National Law, GoverNet Affairs, and Brief Reporter had total database subscribers of 1,890 to their web-based products and services. Not included in this total are approximately 1,000 registered active users of Brief Reporter's databases. Because Texas and New York legal materials comprised the first databases National Law made available to customers, most of its customers are located in Texas and New York. National Law has historically targeted its sales to small law firms and solo practitioners who may find competitors' products too expensive. Small firms and solo practitioners typically require legal information for the states in which they practice. National Law intends to continue to increase the number of state law databases available through its web-site, and also intends to continue to aggressively market its products and services to additional small law firms and solo practitioners, as well as larger law firms and corporate legal departments. There can, however, be no assurance that National Law will be successful in these efforts.

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

RESULTS OF OPERATIONS

Comparison of Results for the six month transition period ended December 31, 1999, and the period from inception of National Law on November 30, 1998 to June 30, 1999 ("Inception to June 30, 1999")

    Revenues.  Total revenues increased 316% to $222,697 for the six months ended December 31, 1999, from $53,520 for the period Inception to June 30, 1999. This increase is primarily due to an increase in the number of subscribers to National Law's databases. At December 31, 1999, National Law had 1,485 subscribers who were paying an average monthly subscription rate of $47.03. This contrasts with 719 subscribers at June 30, 1999, who paid an average monthly rate of $43.65. Primarily, the increase in revenues is attributable to a growing subscriber base. The increase in revenue between periods is also due to the increased number of months during which subscriptions to National Law's databases were sold. During the Inception to June 30, 1999 period, National Law was in a start-up mode until early March 1999, allowing for only four months of sales activity during the earlier period versus six full months of activity ended December 31, 1999. Revenues from GoverNet Affairs for two months amounting to $6,838, and from Brief Reporter for one month amounting to $3,640 were not significant elements of consolidated revenues during the six months ended December 31, 1999.

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

    On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock at any time after August 8, 2000, based on a price equal to the lesser of (i) $3.2375, or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. As part of this financing agreement, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. Additionally, the Company agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share, and pay $100,000 as a commission related to this financing arrangement.

    Internet Law is obligated to register with the SEC shares of its common stock that will be sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. If the Company does not file a registration statement with the SEC by June 9, 2000, and if the registration statement is not declared effective by the SEC on or prior to September 8, 2000, then Internet

Law must pay $90,000 to the investor as liquidated damages, and must additionally pay $90,000 for every month thereafter that these deadlines are missed. The convertible preferred stock purchased by the investor is also subject to mandatory redemption by Internet Law upon the occurrence of a change in control or other certain events.

    Additionally, with respect to notes payable extended to Internet Law from its chief executive officer subsequent to December 31, 1999, the chief executive officer has provided a written commitment to Internet Law to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the chief executive officer with maturity dates through March 2001.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    In January 2000, the Board of Directors voted to dismiss and replace Harper & Pearson Company ("Harper & Pearson") as the Company's independent accountants with Arthur Andersen LLP ("Arthur Andersen"). The Company's consolidated financial statements for the six months ended December 31, 1999, have been audited by Arthur Andersen.

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

    The following table sets forth certain information concerning the directors and executive officers of the Company who were either serving or had been chosen to serve in this capacity as of April 30, 2000:

Name	Age	Position with the Company
Hunter M.A. Carr	51	Chairman of the Board of Directors, President and Chief Executive Officer
Eugene A. Cernan, USN (Ret.)	65	Director
Kelley V. Kirker	40	Director, member of the Audit Committee, and Chief Operations Officer
Joe H. Reynolds	78	Director and General Counsel
George A. Roberts	80	Director and member of Compensation Committee
W. Paul Thayer	80	Director and Chairman of Compensation Committee
Jack I. Tompkins	54	Director and Chairman of the Audit Committee
David P. Harriman	51	President of National Law Library
Kara A. Kirker	37	Treasurer, and Chief Financial Officer and Treasurer of National Law Library
Malcolm F. McNeill	52	Chief Financial Officer
Robert Sarlay	55	Vice President, Special Programs and Shareholder Relations
Edward P. Stevens	51	Vice President, Business Development
Carol Ann Wilson	58	Corporate Secretary, and Vice President of Content and Corporate Secretary for National Law Library

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

    The mailing address for each person identified below is c/o Internet Law Library, Inc., 4301 Windfern Road, Suite 200, Houston, Texas, 77041.

Name	Shares Beneficially Owned		Percentage of Outstanding Shares(1)
Hunter M.A. Carr	15,673,503	(2)	50.0%
Eugene A. Cernan	50,000	(3)	*
Kelley V. Kirker	701,500	(4)	2.3%
Joe H. Reynolds	40,000		*
George A. Roberts	275,000	(5)	*
Paul Thayer	1,255,000	(6)	4.2%
Jack I. Tompkins	2,952,500	(7)	9.5%
A.W. Dugan	1,080,091	(8)	3.6%
All executive officers and directors as a group (15 persons)	21,978,770	(9)	67.9%

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

(2)
Includes options to purchase 1,250,000 common shares that are currently exercisable and 600,000 shares held by a limited partnership of which Mr. Carr is the general partner, for the benefit of Mr. Carr's children. Includes 196,003 shares issued to Mr. Carr in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(3)
Includes 25,000 shares issued to Mr. Cernan in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(4)
Includes 100,000 shares held by Mr. Kirker's spouse, as to which Mr. Kirker disclaims beneficial ownership. Includes 500,000 shares issued to Mr. Kirker in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(5)
Includes 250,000 shares issued to George A. Roberts TTEE, a trust controlled by Mr. Roberts, in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(6)
Includes 750,000 shares issued to Thayer Investment Co., Ltd., a company controlled by Mr. Thayer, in exchange for his shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

(7)
Includes options to purchase 1,000,000 common shares that are currently exercisable.

(8)
Includes 120,000 shares held by Anglo Exploration Corp., which is controlled by Mr. Dugan.

(9)
Includes options to purchase 2,250,000 common shares that are currently exercisable. Includes 2,049,303 shares issued to certain directors and certain officers in exchange for their shares of ITIS pursuant to Internet Law's acquisition of ITIS on April 30, 2000.

Item 13.  Certain Relationships and Related Transactions

    Mr. Carr, the Company's chairman of the board of directors, chief executive officer and president, was also the sole stockholder of ITIS during the period from National Law's inception on November 30, 1998, to December 31, 1999. During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 95% of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law or are entities controlled by directors of Internet Law. Pursuant to a stock exchange agreement dated April 30, 2000, the Company exchanged 5,044,903 shares of its common stock, valued at $17,976,250, for all of the outstanding common stock of ITIS. Of the 5,044,903 shares so issued, 1,721,003 shares were issued to five directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law as shown below:

Name of Director/Officer	Position	Number of Shares
Hunter M.A. Carr	Director and officer	196,003
W. Paul Thayer (Thayer Investment Co.)	Director	750,000
Kelley V. Kirker	Director and officer	500,000
Eugene A. Cernan	Director	25,000
George A. Roberts, Ttee	Director	250,000
Edward P. Stevens	Officer	150,000
Donald H. Kellam	Officer	150,000
David P. Harriman	Officer	25,000
Robert Sarlay	Officer	3,300

Total		2,049,303

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
2.9	†	Stock Exchange Agreement by and among the Company and the Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000.
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).

3.2		Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13, 1999).
3.3	†	Certificate of Designation for the Company's 5% Series A Covertible Perferred Stock.
10.1		Option Agreement between the Company and Hunter M. A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).
10.2		Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).
10.3		Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Company's Registration Statement on Form S-8 filed on April 2, 1999).
10.4		Continuing Service Agreement between National Law and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed on October 13, 1999).
10.5		Management and Financial Services Agreement between National Law and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on October 13, 1999).
10.6		Software Development and Consulting Agreement between National Law and ITIS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on October 13, 1999).
10.7
Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on October 13, 1999).
10.8		Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).
10.9		Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).
10.10		New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).
10.11		Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Company's Form 10-K/A filed on October 28, 1999).
10.12	†	Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended.
10.13	†	Convertible Preferred Stock Purchase Agreement by and among the Company and Cootes Drive LLC, dated May 11, 2000.
10.14	†	Warrant to purchase 500,000 shares of the Company's common stock issued to Cootes Drive LLC, dated May 11, 2000.
10.15	†	Registration Rights Agreement by and among the Company and Cootes Drive LLC, dated May 11, 2000.
10.16	†	Warrant to purchase 200,000 shares of the Company's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000.

16.1	Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K/A filed on April 5, 2000).
21†	Subsidiaries of the Company.
23.1†	Consent of Arthur Andersen LLP, dated May 18, 2000.
23.2†	Consent of Harper & Pearson Company, dated May 19, 2000.
24†	Power of Attorney (included on signature page).
27†	Financial Data Schedule for the six-month transition period from July 1, 1999, to December 31, 1999.

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

Date: May 18, 2000

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

/s/ HUNTER M.A. CARR Hunter M.A. Carr	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	May 18, 2000
* Eugene A. Cernan	Director	May 18, 2000
* Kelley V. Kirker	Director	May 18, 2000
* Joe H. Reynolds	Director	May 18, 2000
* George A. Roberts	Director	May 18, 2000
* W. Paul Thayer	Director	May 18, 2000
* Jack I. Tompkins	Director	May 18, 2000
/s/ MALCOLM F. MCNEILL Malcolm F. McNeill	Principal Financial and Accounting Officer	May 18, 2000
*	By:	/s/ HUNTER M.A. CARR Hunter M.A. Carr Attorney-in-fact

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND
FINANCIAL STATEMENTS

Page
Reports of Independent Public Accountants	F-2 and F-3
Consolidated Balance Sheets as of December 31 and June 30, 1999	F-4
Consolidated Statements of Operations for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999	F-5
Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999	F-6
Consolidated Statements of Cash Flow for the six months Ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999	F-7
Notes to Consolidated Financial Statements	F-8

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

  1.
  In December 1998, National Law and ITIS entered into a continuing service agreement under which ITIS provides database content to National Law. Under the terms of this agreement, ITIS provides National Law with data files containing case law and statutes as are in the public domain together with coding and proprietary editing services covering these data files. Under the agreement, National Law is obligated for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement is to reflect market prices for comparable work, and National may select another vendor should ITIS' prices not be competitive. During the six months ended December 31, 1999, and during the period from Inception to June 30, 1999, National Law paid charges totaling $987,594 and $101,052 respectively representing costs incurred by ITIS for data files created by ITIS for National Law.

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

Acquisition of ITIS

    On March 23, 2000, the Company's Board of Directors approved the purchase of ITIS subject to certain final reviews and negotiations that were concluded on April 30, 2000. According to the terms of a Stock Exchange Agreement, effective on April 30, 2000, the Company will exchange 5,044,903 restricted shares of its common stock, valued at $17,976,250, for all of the outstanding common stock of ITIS.

    Since National Law's inception on November 30, 1998, ITIS has served as its sole vendor of new case law content while also providing to National Law various executive, sales, production, and administrative services. During the period from National Law's inception to December 31, 1999, Mr. Carr was the sole stockholder of ITIS. Then, during the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 95% of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law or are entities controlled by directors of the Company. Of the 5,044,903 shares issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law.

    The acquisition will be accounted for under the purchase method of accounting and is expected to result in the purchase price being allocated to tangible assets and specific intangible assets such as trademarks, developed technology, and experienced workforce. Pending the results of an independent appraisal, Internet Law has preliminarily estimated that approximately $14,900,000 of the $17,976,250 purchase price will be allocated to intangible assets. The following unaudited pro forma financial information for the six months ended December 31, 1999, and for the period from Inception to June 30, 1999, assumes the acquisition of ITIS had occurred on November 30, 1998, the date of Internet Law's inception:

	Six months ended December 31, 1999	Inception to June 30, 1999
Revenues	$469,999	$982,645

Net loss	$(3,380,998)	$(1,700,980)

Loss per share	$(0.12)	$(0.11)

Intermediate Financing Agreement

    On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock at any time after August 8, 2000, based on a price equal to the lesser of (i) $3.2375, or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. As part of this financing agreement, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. Additionally, the Company agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share, and pay $100,000 as a commission related to this financing arrangement.

    Internet Law is obligated to register with the SEC shares of its common stock that will be sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. If the Company does not file a registration statement with the SEC by June 9, 2000, and if the registration statement is not declared effective by the SEC on or prior to September 8, 2000, then Internet Law must pay $90,000 to the investor as liquidated damages, and must additionally pay $90,000 for every month thereafter that these deadlines are missed. The convertible preferred stock purchased by the investor is also subject to mandatory redemption by Internet Law upon the occurrence of a change in control or other certain events.

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
2.9†	Stock Exchange Agreement by and among the Company and the Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000.
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to the Annex A of the Company's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13, 1999).
3.3†	Certificate of Designation for the Company's 5% Series A Covertible Perferred Stock.
10.1	Option Agreement between the Company and Hunter M. A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).
10.2	Option Agreement between the Company and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).
10.3	Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Company's Registration Statement on Form S-8 filed on April 2, 1999).

10.4		Continuing Service Agreement between National Law and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-K filed on October 13, 1999).
10.5		Management and Financial Services Agreement between National Law and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed on October 13, 1999).
10.6		Software Development and Consulting Agreement between National Law and ITIS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed on October 13, 1999).
10.7
Option Agreement to Purchase Stock, effective March 30, 1999, by and between the Company and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to the Company's Form 10-K filed on October 13, 1999).
10.8		Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).
10.9		Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).
10.10		New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).
10.11		Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Company's Form 10-K/A filed on October 28, 1999).
10.12	†	Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended.
10.13	†	Convertible Preferred Stock Purchase Agreement by and among the Company and Cootes Drive LLC, dated May 11, 2000.
10.14	†	Warrant to purchase 500,000 shares of the Company's common stock issued to Cootes Drive LLC, dated May 11, 2000.
10.15	†	Registration Rights Agreement by and among the Company and Cootes Drive LLC, dated May 11, 2000.
10.16	†	Warrant to purchase 200,000 shares of the Company's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000.
16.1		Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on April 5, 2000).
21†		Subsidiaries of the Company.
23.1†		Consent of Arthur Andersen, LLP, dated May 18, 2000.
23.2		Consent of Harper & Pearson Company, dated May 19, 2000.
24†		Power of Attorney (included on signature page).
27†		Financial Data Schedule for the six-month transition period from July 1, 1999, to December 31, 1999.

†
Filed herewith

QuickLinks

PART I
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX