Form 10-Q
period 2000-03-31
INTERNET LAW LIBRARY INC
filed 2000-05-22
CIK 3959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

   /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                              --------------------

                         Commission File Number 1-07149

                           INTERNET LAW LIBRARY, INC.
             (Exact Name of Registrant as specified in its charter)


                           DELAWARE                              82-0277987
               (State or other jurisdiction of                (I.R.S. Employer
                incorporation or organization)               Identification No.)

        4301 WINDFERN ROAD, SUITE 200, HOUSTON, TEXAS              77041
           (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code: (281) 600-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of the registrant's common stock outstanding as of May 1, 2000, was 30,113,198.

                           INTERNET LAW LIBRARY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.............................................................    3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................................   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................   13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................   14

Item 2. Changes in Securities and Use of Proceeds.......................................................   14

Item 4. Submission of Matters to a Vote of Security Holders.............................................   15

Item 6. Exhibits and Reports on Form 8-K................................................................   16

SIGNATURES..............................................................................................   20

                           INTERNET LAW LIBRARY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,             December 31,
                                                                                       2000                   1999
                                                                                       ----                   ----
                                  ASSETS                                           (Unaudited)
Current assets:
    Cash and cash equivalents, including $11,792 and $20,235,
      respectively, distributable to the stockholders of Planet
      Resources, Inc.                                                              $   167,226            $    78,544
    Short-term investments                                                             -                      450,000
    Accounts receivable, net of allowance for doubtful accounts of
       $4,496 and $5,534, respectively                                                  71,713                 86,015
    Due from affiliated company                                                        -                       55,423
    Other current assets                                                                42,958                 13,284
                                                                                   -----------            -----------
              Total current assets                                                     281,897                683,266
                                                                                   -----------            -----------
Database content and software costs, net                                             6,311,165              2,956,861
Furniture and equipment, net                                                           179,619                104,066
Acquired intangible assets, net                                                      2,073,319              2,176,458
                                                                                   -----------            -----------
              Total assets                                                         $ 8,846,000            $ 5,920,651
                                                                                   ===========            ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable-Chairman                                                         $   900,000            $   -
    Accounts payable                                                                   318,599                156,472
    Due to affiliated company                                                        3,015,835                -
    Accrued liabilities                                                                 87,251                 72,414
    Deferred revenue                                                                    75,913                 82,400
    Assets distributable to stockholders                                                21,791                 30,235
                                                                                   -----------            -----------
              Total current liabilities                                              4,419,389                341,521
                                                                                   -----------            -----------
Commitments and contingencies
Redeemable common stock                                                                125,000                125,000

Stockholders' equity:
    Preferred stock, par value $.001, 50,000,000 shares
       authorized; no shares issued                                                    -                      -
    Common stock, par value $.001, 100,000,000 shares authorized;
       25,079,033 and 24,920,991shares issued, respectively; and
       25,068,295 and 24,910,253 shares outstanding, respectively                       25,079                 24,921
    Additional paid-in capital                                                       8,910,660              7,974,994
    Deferred compensation                                                             (670,178)              (364,600)
    Accumulated deficit                                                             (3,920,766)            (2,138,001)
    Treasury stock, at cost, 10,738 shares                                             (43,184)               (43,184)
                                                                                   -----------            -----------
              Total stockholders' equity                                             4,301,611              5,454,130
                                                                                   -----------            -----------
              Total liabilities and stockholders' equity                           $ 8,846,000            $ 5,920,651
                                                                                   ===========            ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                           INTERNET LAW LIBRARY, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                            For the three months ended March 31,
                                                                         -----------------------------------------
                                                                            2000                          1999
                                                                            ----                          ----
REVENUE                                                                 $   208,382                     $   9,228

OPERATING EXPENSES:
  Selling and marketing                                                     316,252                        64,081
  General and administrative                                              1,307,147                       136,350
  Production and computer service                                           154,763                        12,000
  Amortization and depreciation                                             207,478                        63,140
                                                                         ----------                     ---------

                Total operating expenses                                  1,985,640                       275,571
                                                                          ---------                     ---------

OPERATING LOSS                                                           (1,777,258)                     (266,343)

INTEREST INCOME (EXPENSE), net                                               (5,507)                           -
                                                                        -----------                     ---------

NET LOSS                                                                $(1,782,765)                    $(266,343)
                                                                        ===========                     =========

NET LOSS PER SHARE, basic and diluted                                   $     (0.07)                    $   (0.02)
                                                                        ===========                     =========

SHARES USED IN COMPUTING NET LOSS PER SHARE, basic and
diluted                                                                  25,048,852                    16,277,528
                                                                        ===========                    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                            For the three months ended March 31,
                                                                         -----------------------------------------
                                                                             2000                          1999
                                                                             ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(1,782,765)                  $(266,343)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Issuance of common stock for services                                 551,172                      16,800
       Amortization of deferred compensation                                  70,630                           -
       Amortization and depreciation                                         207,478                      63,140
       Provision for doubtful accounts                                        (1,038)                          -
      Changes in:
          Due from stockholders                                                    -                      (1,130)
          Accounts receivable                                                 15,340                        (551)
          Other current assets                                               (29,674)                          -
          Accounts payable                                                   162,127                      20,189
          Accrued liabilities                                                 14,837                         758
          Deferred revenue                                                    (6,487)                          -
                                                                         -----------                  ----------
     Net cash (used in) operating activities                                (798,380)                   (167,137)
                                                                         -----------                  ----------
CASH FLOWS FROM INVESTMENT ACTIVITES:
   Proceeds from short-term investments                                      450,000                           -
   Additions to database and development costs                            (3,433,531)                    (87,842)
   Additions to furniture and equipment                                     (100,665)                          -
   Cash acquired in acquisitions                                                   -                      90,275
                                                                         -----------                  ----------
     Net cash (used in) provided by investment activities                 (3,084,196)                      2,433
                                                                         -----------                  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to (due from) affiliated company                                    3,071,258                     (10,867)
   Net proceeds from (payments on) notes payable                             900,000                           -
   Issuance of common stock                                                        -                     275,528
                                                                         -----------                  ----------
     Net cash provided by financing activities                             3,971,258                     264,661
                                                                         -----------                  ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                 88,682                      99,957
CASH AND CASH EQUIVALENTS, beginning
   of period                                                                  78,544                         250
                                                                         -----------                  ----------
CASH AND CASH EQUIVALENTS, end of period                                 $   167,226                   $ 100,207
                                                                         ===========                   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                 $     1,275                   $       -
  Conversion of convertible debenture to common stock                              -                     200,000

The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS:

Internet Law Library, Inc. (formerly Planet Resources, Inc.) ("Internet Law"), a Delaware corporation, through its wholly owned subsidiaries, National Law Library, Inc. ("National Law"), GoverNet Affairs, Inc. ("GoverNet"), and Brief Reporter LLC ("Brief Reporter"), operates Internet portals that provide subscription access to databases used for tracking pending legislation and for performing legal research. The content of these databases consists primarily of federal and state case law, statutory law for certain states, legal briefs prepared by attorneys for trials in state and federal courts, and summaries and details of pending legislation at the state and federal levels used by attorneys, corporate management and other parties involved in litigation, legal planning and legislative undertakings. Interfacing with these databases are software retrieval engines that are owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet portals pay subscription fees to National Law, GoverNet and Brief Reporter for monthly or longer-term service.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - In January 2000, Internet Law's Board of Directors approved a resolution changing the fiscal year end from June 30 to December
31. Accordingly, the balance sheet as of December 31, 1999 has been presented with the balance sheet as of March 31, 2000.

NET LOSS PER SHARE - Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares outstanding. Shares of Internet Law outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law outstanding before the reverse acquisition have been included in the weighted average shares outstanding since November 30, 1998, its date of inception. All options outstanding at March 31, 1999 and 2000 have not been included because they are anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

NOTE 3 - TRANSACTIONS WITH AFFILIATED COMPANY:

The content and software development assets of National Law were conveyed to it by an individual who is now the Chairman of the Board, Chief Executive Officer, President and its largest stockholder (the "CEO of Internet Law"). Until January 2000, the CEO of Internet Law was also the controlling stockholder of ITIS, a Texas corporation formed in 1994 for the purpose of developing software to be used in the area of litigation support. As required by generally accepted accounting principles, Internet Law has recorded these purchases of database content from ITIS at ITIS' cost basis in the database content, based upon the common control between Internet Law and ITIS. However, upon the divestiture of the CEO's controlling interest in ITIS in January 2000, and through the date of acquisition of ITIS (see Note 4) Internet Law recorded purchases of database content from ITIS in accordance with the contractual rate between ITIS and Internet Law. The effective rate recorded by Internet Law during its period under common control with ITIS is substantially less than the contractual rate. During the three months ended March 31, 2000, Internet Law purchased $3,428,774 of case law content from ITIS, including $260,930 purchased at ITIS' estimated cost and $3,167,844 purchased at the contractual rate of $0.65 per 1,000 characters of data.

ITIS owed National Law an aggregate $55,423 at December 31, 1999, and National Law owed ITIS an aggregate $3,015,835 at March 31, 2000, under various agreements, primarily from database content purchases.

NOTE 4 - ACQUISITION OF AFFILIATED COMPANY:

On March 23, 2000, the Company's Board of Directors approved the purchase of ITIS subject to certain final reviews and negotiations that were concluded on April 30, 2000. According to the terms of a Stock Exchange Agreement, effective on April 30, 2000, the Company will exchange 5,044,903 restricted shares of its common stock, valued at $17,976,000, for all the of the outstanding common stock of ITIS. Prior to the Board's approval of the ITIS transaction, it obtained an independent appraisal of ITIS reflecting a value of $18,725,000.

Since National Law's inception on November 30, 1998, ITIS has served as its sole vendor of new case law content while also providing to National Law various executive, sales, production, and administrative services. During the period from National Law's inception to December 31, 1999, Internet Law's CEO was the sole stockholder of ITIS. During the three months ended March 31, 2000, the CEO sold or otherwise conveyed most of his stock in ITIS to various individuals and entities, some of who are either directors or officers of Internet Law or are entities controlled by directors of the Company. Of the 5,044,903 shares issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of the Company or their beneficiaries and 328,300 shares were issued to four officers of Internet Law.

The acquisition will be accounted for under the purchase method of accounting and is expected to result in the purchase price being allocated to tangible assets and specific intangible assets such as trademarks, developed technology, and experienced workforce. An independent appraisal will be obtained for purchase price allocation purposes.

NOTE 5 - NOTES PAYABLE:

During the period from January 1 to March 31, 2000, Internet Law borrowed a total of $900,000 from the CEO of Internet Law to fund working capital requirements. These borrowings are evidenced by eight unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. Additionally, from April 1, 2000 through May 19, 2000, Internet Law made additional borrowings from the CEO of $500,000 under the same arrangements as the previous notes. With respect to these notes payable, Internet Law's CEO has provided a written commitment to the Company to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the Company's CEO with maturity dates through March 2001.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

LEASE FOR OFFICE SPACE

Effective in July 2000, Internet Law is committed to making monthly payments of at least $6,200 under a lease agreement for office space that expires in June 2004. If Internet Law is not successful in maintaining existing sub-leasing arrangements with a third party tenant, this monthly obligation may increase to approximately $18,600.

EMPLOYMENT CONTRACTS

In January 2000, Internet Law executed two additional three-year employment agreements requiring aggregate annual payments of approximately $140,000 per year.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK

In December 1999, Internet Law approved a bonus to various employees and two board members for services rendered in 1999. The bonus consisted of 33,042 aggregate shares of common stock, which were issued in January 2000. The aggregate value of the award, totaling $105,404, was recorded to compensation expense and additional paid-in capital at December 31, 1999. When the common shares were issued in January 2000, the par value was recorded and the related additional paid-in capital was reduced accordingly. Also in December 1999, the Board of Directors approved outside directors' compensation in the form of annual awards of 25,000 shares of the Company's common stock issuable to each outside director at the beginning of each calendar year. In March 2000, Internet Law issued a total of 125,000 shares of its common stock, valued at $551,172 to its outside directors. The award has been recorded as compensation expense in the accompanying income statement for the quarter ended March 31, 2000.

In February 2000, the Internet Law's stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of preferred and common stock. Pursuant to this amendment, shares of authorized preferred stock were increased from 1,000,000 shares to 50,000,000, and shares of authorized common stock were increased from 30,000,000 shares to 100,000,000 shares.

STOCK OPTIONS

In February 2000, the stockholders approved a resolution increasing the number of shares available for grant under the 1999 Stock Option Plan to 3,000,000 shares.

In January 2000, Internet Law granted stock options for the purchase of an aggregate of 105,000 shares of common stock which are classified as a variable award. Pursuant to APB Opinion No.25, the initial compensation expense related to these options was calculated based on the difference between the market price of the underlying common stock on the grant date and the exercise price of the option. The charge is recognized ratably over the expected service period related to the variable award. Additionally, a periodic adjustment to deferred compensation and related compensation expense is computed at the end of each reporting period based on the difference between the then current market price and the exercise price less previously recognized compensation expense.

NOTE 8 - SUBSEQUENT EVENT:

INTERMEDIATE FINANCING AGREEMENT

On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock at any time after August 8, 2000, based on a price equal to the lesser of (i) $3.2375, or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. As part of this financing agreement, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. Additionally, as a commission related to this financing arrangement, the Company agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share, and pay $100,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements of Internet Law Library, Inc. ("Internet Law", or the "Company"), which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding the Company's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

         The Company, through its wholly owned subsidiaries, National Law Library, Inc. ("National Law"), GoverNet Affairs, Inc. ("GoverNet"), and Brief Reporter LLC ("Brief Reporter"), operates Internet portals that provide access to databases used for tracking pending legislation and for performing legal research. The content of these databases consists of federal and state case law, statutory law for certain states, legal briefs prepared by attorneys for trials in state and federal courts and summaries and details of pending legislation at the state and federal levels used by attorneys, corporate management and other parties involved in litigation , legal planning and legislative undertakings. Interfacing with these databases is a search engine that are owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet portals pay subscription fees to National Law, GoverNet and Brief Reporter for monthly or longer term service.

         The Company and ITIS, Inc. ("ITIS"), a company wholly owned and controlled until January 2000 by Hunter M. A. Carr, Internet Law's chairman, president, and chief executive officer, executed certain agreements under which ITIS provides database content and various management, staffing and procurement services and office space to National Law. In addition, Mr. Carr provided executive management and marketing services to National Law under a personal service contract. Apart from the content agreement with ITIS, the service agreements were put in place to provide National Law with an interim infrastructure until such time as additional financing and cash flow from operations became available. Effective July 1, 1999, the personal service contract with Mr. Carr was terminated when he became a salaried officer of the Company. In addition, certain individuals whose salaries and benefits were allocated to National Law by ITIS also became full-time officers and employees of National Law on July 1, 1999. On April 30, 2000, the Company acquired all of the outstanding stock of ITIS in exchange for 5,044,903 shares of the Company's common stock.

         The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the three months ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

         REVENUES. Internet Law's revenue increased by $199,200 and to $208,400 during the three months ended March 31, 2000, from $9,200 recorded for the three months ended March 31, 1999. This increase is due to a greater number of subscribers to National Law's databases, 1,851 at March 31, 2000, compared to 144 at March 31, 1999, and to an increase in National Law's average monthly subscription rate, $56.98 for March 2000 versus approximately $35.00 for March 1999. This rate increase can be attributed to National Law's emphasis on bundled service whereby subscribers can gain access to the databases of several states and the federal courts for one bundled rate that is higher than the rate for a single state or federal court subscription. As a result of these factors, National Law's revenue during the three months ended March 31, 2000, increased by $164,200 over the $9,200 recorded in the same period of the preceding year. In addition, consolidated revenues for the current quarter increased by $35,000 over that of the preceding year due to GoverNet and Brief Reporter, both of which were acquired during the last calendar quarter of 1999.

         SALES AND MARKETING EXPENSE. Sales and marketing expense increased by $252,200 to $316,300 during the three months ended March 31, 2000, from $64,100 during the corresponding period ended March 31, 1999. During the earlier period, National Law was planning and developing its sales and marketing program which it began to implement in April 1999 with contract telemarketing personnel. Expenses incurred in the March 1999 quarter consisted primarily of consulting services provided by the Company's President under a personal services contract. Of the $252,200 increase between quarters, approximately $210,000 was due to increases in National Law's gross payroll for sales and marketing personnel. During the quarter ended March 31, 2000, National Law employed an average of 21 telemarketing personnel, accounting for approximately $94,500 of the increase. Commissions paid to these personnel amounted to approximately $65,600. Salaries of sales and marketing managers, increased advertising expenses, and increased credit card fees accounted for approximately $44,000 of the increase.

         GENERAL AND ADMINISTRATIVE EXPENSE. During the three months ended March 31, 2000, general and administrative expense totaled $1,307,100, resulting in an increase of $1,170,700 over the $136,400 recorded during the three months ended March 31, 1999. Of this increase, $621,800 is due to stock-based compensation, including $551,200 for awards of 25,000 shares of common stock to each of the Company's five outside directors and $70,600 of amortization expense relating to the deferred compensation for variable stock options granted to three individuals. For National Law, general contract services increased by $63,000, and professional fees for accounting, legal, and consulting increased by $74,000. National Law's gross payroll expense, excluding sales and marketing personnel, increased approximately $250,000 due to new infrastructure and management personnel. In addition, with Internet Law's acquisitions of GoverNet and Brief Reporter, general and administrative expense increased by $159,000.

         PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense of $12,000 for the three months ended March 31, 1999, and $154,800 for the three months ended March 31, 2000, resulted in an increase of $142,800. Of this increase, approximately $81,000 was due to National Law's higher labor charges associated with maintaining current case law content for those states whose databases were added during 1999. Additional programming charges to maintain and customize retrieval software used by National Law and GoverNet accounted for approximately $61,800 of computer service expense recorded during the three months ended March 31, 2000.

         AMORTIZATION AND DEPRECIATION EXPENSE. During the three months ended March 31, 2000, amortization and depreciation expense amounted to $207,500 compared to $63,100 for the three months ended March 31, 1999. The resulting increase of $144,400 is attributable to approximately $103,100 of amortization relating to estimated intangible assets acquired by Internet Law in the acquisitions of GoverNet and Brief Reporter, and $41,300 is due primarily to increased case law content added by National Law since the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to execute its business strategy depends to a significant degree on its ability to attract additional capital. The Company's principal demands for liquidity are cash for operations and funds for investment in new database content.

         For the three months ended March 31, 2000, Internet Law's cash and cash equivalents increased by $88,700 from the December 31, 1999 balance of $78,500 to $167,200 at March 31, 2000. The principal components of this increase were $3,071,300 of normal trade credit advanced to Internet Law by ITIS, against purchases of $3,433,500 of case law content, $900,000 advanced to the Company by Mr. Carr under eight unsecured promissory notes, and utilization of $450,000 of short-term investments. The content purchased from ITIS during January 2000 was recorded at its estimated cost; however, with Mr. Carr's relinquishment of control over ITIS in January, subsequent purchases in February and March 2000 were recorded under the contract rate of $0.65 per 1,000 characters of delivered content. On April 30, 2000, Internet Law finalized the purchase of ITIS, issuing 5,044,903 shares of its common stock in exchange for all of the outstanding stock of ITIS.

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

         Additionally, with respect to notes payable extended to Internet Law from Mr. Carr, Mr. Carr has provided a written commitment to the Company to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and Mr. Carr with maturity dates through March 2001.

         In addition to the foregoing, Internet Law is completing work on an equity line for $25 million with a private funding source and is considering the merits of a public offering of its common stock.

YEAR 2000 ISSUES

     The Year 2000 (the "Y2K") issue is the result of computer programs that were written using two digits rather than four to define the applicable year. Computer equipment, software and other devices with imbedded technology that are time-sensitive, such as products, alarm systems and telephone systems, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, temporary inability to process data, and may materially impact the Company's financial condition.

           Prior to and during 1999, the Company undertook various initiatives intended to ensure that it was prepared for the Y2K issue. Consequently, the Company has not encountered any significant Y2K failures, and is not aware of any Y2K issues that have been encountered by any third party with whom it does business, which could materially affect the Company's operations. The amounts charged to expense in 1999, as well as the amounts anticipated to be charged to expense related to the Y2K compliance issue are miniscule and not expected to be material to the Company's financial position, results of operation or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         During the three months ended March 31, 2000, the Company's short-term investments consisted of corporate debt securities supported by letters of credit which are classified as "securities available for sale" and are reported at their fair value with accrued interest expense and income recorded when such securities are purchased and sold, respectively. As of March 31, 2000, all of these securities had been liquidated.

         The Company is exposed to interest rate risk, as additional financing may be needed due to the operating losses and capital expenditures associated with establishing and expanding the Company's business. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at the time such financing is arranged.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In September 1999, Loislaw.com, Inc. ("Lois") commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against the Company, National Law and ITIS ("Defendants"). Lois, a competitor of the Company, alleged that ITIS breached an agreement between Lois and ITIS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material, certain unspecified actual damages for alleged loss of market value and alleged loss of profits. In October, Defendants answered the lawsuit with general and special denials of Lois' claims. At the same time, discovery procedures were commenced and Lois and Defendants filed responses to one another's discovery requests. The trial judge has assigned a trial date in October 2000. Management of Internet Law believes the suit has no merit, and intends to continue vigorously defending the case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2000, Internet Law issued and sold unregistered shares of its common stock to a limited number of persons as described below:

      1. In January 2000, Internet Law awarded and issued 25,000 shares of common stock, par value $.001 per share, to Eugene A. Cernan, for his service as an outside director on the Company's Board.

      2. In January 2000, Internet Law awarded and issued 25,000 shares of common stock, par value $.001 per share, to Joe H. Reynolds, for his service as an outside director on the Company's Board.

      3. In January 2000, Internet Law awarded and issued 25,000 shares of common stock, par value $.001 per share, to George A. Roberts, for his service as an outside director on the Company's Board.

      4. In January 2000, Internet Law awarded and issued 25,000 shares of common stock, par value $.001 per share, to W. Paul Thayer, for his service as an outside director on the Company's Board.

      5. In January 2000, Internet Law awarded and issued 25,000 shares of common stock, par value $.001 per share, to Jack I. Tompkins, for his service as an outside director on the Company's Board.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On February 28, 2000, the annual meeting of the stockholders was held to act upon and approve the following actions:

       (1)   The election of Hunter M. A. Carr, Kelley V. Kirker and George
A. Roberts as class I directors to hold office for a three-year term;

       (2) Approval and adoption of the amended and restated certificate of incorporation;

       (3) Approval of an amendment to increase the number of shares authorized for issuance under the Company's 1999 stock option plan to 3,000,000 shares; and

       (4) Ratification of the appointment of Harper & Pearson Company as the Company's independent auditors for the fiscal year ended December 31, 1999.

       At the meeting, holders of 21,545,540 common shares out of a total of 24,910,534 common shares then outstanding were represented in person or by proxy. With respect to the election of directors, Hunter M. A. Carr received 21,504,877 votes in favor of his election, Kelley V. Kirker received 21,504,877 votes in favor of his election, and George A. Roberts received 21,504,877 votes in favor of his election. Having received the votes necessary for election as class I directors, each candidate was duly elected.
 In addition to the above-elected candidates, the following individuals continued their terms of office after the meeting: Eugene A. Cernan, Joe H. Reynolds, Paul Thayer and Jack I. Tompkins. With respect to the approval and adoption of the Company's amended and restated certificate of incorporation, holders of 21,540,395 common shares voted in favor of the proposal, which exceeded the requisite vote needed to approve the proposal. With respect to the approval of the amendment to the Company's 1999 stock option plan, 21,469,827 common shares voted in favor of the proposal, which also exceeded the number of shares required to approve the proposal. Finally, the ratification of Harper & Pearson Company received the affirmative vote of 19,607,977 common shares. Hence, all four proposals were duly adopted and approved at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

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

2.5                       Option Agreement to Purchase Stock, dated November 8,
                          1999, by and between the Company, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 30, 1999).

2.6                       Option Agreement to Purchase Stock, dated November 8,
                          1999, by and between the Company, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on November 30, 1999).

2.7                       Option Agreement to Purchase Stock, dated November 8,
                          1999, by and between the Company, as Seller, and John
                          R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K filed on
                          November 30, 1999).

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
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

2.9 Stock Exchange Agreement by and among the Company and the Shareholders of IT IS relating to the acquisition of all of the outstanding stock of ITIS, dated April
                          30, 2000 (incorporated by reference to Exhibit 2.9 to the Company's Form 10-K/A filed on May 19, 2000).

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

10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).

10.9                      Planet Resources Employee Stock Purchase Plan
                          (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).

10.10                     New Planet Resources, Inc. Stock Incentive Plan
                          (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
10.11                     Planet Resources 1999 Director Option Plan
                          (incorporated by reference to Exhibit 10.4 to
                          Company's Form 10-K/A filed on October 28, 1999).

10.12                     Consulting and Option Agreement by and between ITIS,
                          Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K/A filed on May 19, 2000).

10.13 Convertible Preferred Stock Purchase Agreement by and among the Company and Cootes Drive LLC, dated May 11,
                          2000 (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K/A filed on May 19, 2000).

10.14 Warrant to purchase 500,000 shares of the Company's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A filed on May 19, 2000).

10.15 Registration Rights Agreement by and among the Company and Coots Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.15 to the Company's Form
                          10-K/A filed on May 19, 2000).

10.16 Warrant to purchase 200,000 shares of the Company's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K/A filed on May 19, 2000).

16.1                      Letter, dated April 5, 2000, from Harper & Pearson
                          Company to the Securities and Exchange Commission
                          (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K/A filed on April 5, 2000).

27+                       Financial Data Schedule for the three months eneded
                          March 31, 2000.

(b)    Reports on Form 8-K

       The following reports on Form 8-K were filed during the quarter for which this report is filed:

       (1) Form 8-K/A filed on January 31, 2000, reporting under Item 7, the audited financials statements relating to the acquisition of all the outstanding stock of GoverNet Affairs.

       (2) Form 8-K filed on February 8, 2000, reporting under Item 8, the change in the Company's fiscal year to a calendar year.

       (3) Form 8-K/A filed on February 18, 2000, reporting under Item 7, the audited financial statements relating to the purchase of all the outstanding interests in Brief Reporter.

       (4) Form 8-K filed on March 3, 2000, reporting under Item 4, the change in the Company's independent auditors to Arthur Andersen LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNET LAW LIBRARY, INC.




May 22, 2000                       /s/ HUNTER M.A. CARR
                                   -----------------------------------
                                       Hunter M.A. Carr
                                       President and Chief Executive Officer

May 22, 2000                       /s/ MALCOLM F. MCNEILL
                                   -----------------------------------
                                       Malcolm F. McNeill
                                       Principal Accounting Officer

                               INDEX TO EXHIBITS

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

2.5                       Option Agreement to Purchase Stock, dated November 8,
                          1999, by and between the Company, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 30, 1999).

2.6                       Option Agreement to Purchase Stock, dated November 8,
                          1999, by and between the Company, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to the Company's Form 8-K filed on November 30, 1999).

2.7                       Option Agreement to Purchase Stock, dated November 8,
                          1999, by and between the Company, as Seller, and John
                          R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to the Company's Form 8-K filed on
                          November 30, 1999).

2.8 Contract for Sale of Stock, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski,
                          Eugene Meyung, Suzanne Meyung, and Christina Brown, as
                          Sellers, and the Company, as Buyer (incorporated by reference to Exhibit 2.7 to the Company's Form 8-K filed December 23, 1999).

2.9 Stock Exchange Agreement by and among the Company and the Shareholders of IT IS relating to the acquisition of all of the outstanding stock of ITIS, dated April
                          30, 2000 (incorporated by reference to Exhibit 2.9 to the Company's Form 10-K/A filed on May 19, 2000).

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

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
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

10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).

10.9                      Planet Resources Employee Stock Purchase Plan
                          (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).

10.10                     New Planet Resources, Inc. Stock Incentive Plan
                          (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).

10.11                     Planet Resources 1999 Director Option Plan
                          (incorporated by reference to Exhibit 10.4 to Company's Form 10-K/A filed on October 28, 1999).

10.12                     Consulting and Option Agreement by and between ITIS,
                          Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K/A filed on May 19, 2000).

10.13 Convertible Preferred Stock Purchase Agreement by and among the Company and Cootes Drive LLC, dated May 11,
                          2000 (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K/A filed on May 19, 2000).

10.14 Warrant to purchase 500,000 shares of the Company's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K/A filed on May 19, 2000).

10.15 Registration Rights Agreement by and among the Company and Coots Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.15 to the Company's Form
                          10-K/A filed on May 19, 2000).

10.16 Warrant to purchase 200,000 shares of the Company's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K/A filed on May 19, 2000).

16.1                      Letter, dated April 5, 2000, from Harper & Pearson
                          Company to the Securities and Exchange Commission
                          (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K/A filed on April 5, 2000).

27+                       Financial Data Schedule for the three months eneded
                          March 31, 2000.