Form 10-Q/A
period 2000-03-31
INTERNET LAW LIBRARY INC
filed 2000-05-24
CIK 3959

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

       At the meeting, holders of 21,545,540 common shares out of a total of 24,910,534 common shares then outstanding were represented in person or by proxy. With respect to the election of directors, Hunter M. A. Carr received 21,504,877 votes in favor of his election (and 40,489 votes against him with 174 common shares abstaining), Kelley V. Kirker received 21,504,877 votes in favor of his election (and 9,242 votes against him with 31,421 common shares abstaining), and George A. Roberts received 21,504,877 votes in favor of his election (and 9,108 votes against him with 31,555 common shares abstaining). Having received the votes necessary for election as class I directors, each candidate was duly elected. In addition to the above-elected candidates, the following individuals continued their terms of office after the meeting:
Eugene A. Cernan, Joe H. Reynolds, W. Paul Thayer and Jack I. Tompkins. With respect to the approval and adoption of the Company's amended and restated certificate of incorporation, holders of 21,540,395 common shares voted in favor of the proposal (and 2,000 common shares voted against it with 3,145 common shares abstaining), which exceeded the requisite vote needed to approve the proposal. With respect to the approval of the amendment to the Company's 1999 stock option plan, 21,469,827 common shares voted in favor of the proposal (and 67,659 common shares voted against it with 8,054 common shares abstaining), which also exceeded the number of shares required to approve the proposal. Finally, the ratification of Harper & Pearson Company received the affirmative vote of 19,607,977 common shares, with 1,934,874 common shares voting against ratification and 2,689 common shares abstaining. Hence, all four proposals were duly adopted and approved at the meeting.

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