Form 10-Q
period 2000-06-30
INTERNET LAW LIBRARY INC
filed 2000-08-14
CIK 3959

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

       /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares of the registrant's common stock outstanding as of August 9, 2000, was 30,339,251.

                           INTERNET LAW LIBRARY, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements......................................    3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............   13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings......................................................   13

Item 2.   Changes in Securities and Use of Proceeds..............................   13

Item 6.   Exhibits and Reports on Form 8-K.......................................   21

SIGNATURES.......................................................................   20

                           INTERNET LAW LIBRARY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,            December 31,
                                                                                       2000                  1999
                                                                                       ----                  ----
                                                                                   (Unaudited)
                                  ASSETS
Current assets:
    Cash and cash equivalents, including $9,196 and $20,235
      respectively, distributable to the stockholders of Planet
      Resources, Inc.                                                               $    164,143          $     78,544
    Short-term investments                                                             1,650,000               450,000
    Accounts receivable, net of allowance for doubtful accounts of
       $0 and $5,534, respectively                                                        98,775                86,015
    Due from affiliated company                                                                -                55,423
    Other current assets                                                                  67,983                13,284
                                                                                    ------------          ------------
              Total current assets                                                     1,980,901               683,266
                                                                                    ------------          ------------
Database content and software costs, net                                               7,122,579             2,956,861
Furniture and equipment, net                                                             409,598               104,066
Acquired intangible assets, net                                                       10,700,705             2,176,458
                                                                                    ------------          ------------
              Total assets                                                          $ 20,213,783          $  5,920,651
                                                                                    ------------          ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and advance from chairman                                         $  1,875,263          $          -
    Accounts payable                                                                     256,481               156,472
    Accrued liabilities                                                                  246,170                72,414
    Deferred revenue                                                                      77,983                82,400
    Assets distributable to stockholders                                                  19,196                30,235
                                                                                    ------------          ------------
              Total current liabilities                                                2,475,093               341,521
                                                                                    ------------          ------------
Commitments and contingencies
Redeemable common stock                                                                  125,000               125,000
                                                                                    ------------          ------------
Stockholders' equity:
    Series A Convertible Preferred stock, par value $.001
       50,000,000 shares authorized; 300 shares issued and
       outstanding at June 30, 2000                                                    2,709,000                     -
    Common stock, par value $.001, 100,000,000 shares authorized; 30,145,761 and
       24,920,991 shares issued, respectively; and
       30,135,023 and 24,910,253 shares outstanding, respectively                         30,146                24,921
    Additional paid-in capital                                                        20,382,703             7,974,994
    Deferred compensation                                                                (47,020)             (364,600)
    Accumulated deficit                                                               (5,417,955)           (2,138,001)
    Treasury stock, at cost, 10,738 shares                                               (43,184)              (43,184)
                                                                                    ------------          ------------
              Total stockholders' equity                                              17,613,690             5,454,130
                                                                                    ------------          ------------
              Total liabilities and stockholders' equity                            $ 20,213,783          $  5,920,651
                                                                                    ============          ============

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the six months ended             For the three months ended
                                                                      June 30,                              June 30,
                                                              ------------------------             --------------------------
                                                              2000              1999               2000                 1999
                                                              ----              ----               ----                 ----
REVENUE                                                  $    459,580      $     53,520        $    251,198         $     44,292

OPERATING EXPENSES:
  Selling and marketing                                       521,750           244,775             205,498              180,694
  General and administrative                                2,336,819           211,891           1,029,672               75,541
  Production and computer service                             231,365            65,073              76,602               53,073
  Amortization and depreciation                               611,349           142,783             403,871               79,643
                                                         ------------      ------------         -----------         ------------
             Total operating expenses                       3,701,283           664,522           1,715,643              388,951
                                                         ------------      ------------         -----------         ------------

OPERATING LOSS                                             (3,241,703)         (611,002)         (1,464,445)            (344,659)

INTEREST INCOME (EXPENSE), net                                (38,251)           (1,212)            (32,744)              (1,212)
                                                         ------------      ------------         -----------         ------------

NET LOSS                                                 $ (3,279,954)     $   (612,214)       $ (1,497,189)        $   (345,871)
                                                         ------------      ------------         -----------         ------------

NET LOSS PER SHARE, basic and diluted                    $      (0.12)     $      (0.03)       $      (0.05)        $      (0.02)
                                                         ------------      ------------         -----------         ------------
SHARES USED IN COMPUTING NET LOSS PER SHARE, basic
and diluted                                                27,182,476        18,701,907          29,303,391           21,060,640
                                                         ============      ============        ============         ============

               The accompanying notes are an integral part of these
                      consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                   For the six months ended June 30,
                                                                   ---------------------------------
                                                                      2000                  1999
                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(3,279,954)          $  (612,214)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Issuance of common stock for services                           616,816                29,300
       Amortization and depreciation                                   611,349               142,783
      Changes in:
          Accounts receivable                                            1,749                (1,322)
          Other current assets                                         (45,049)                    -
          Accounts payable                                              36,459                49,000
          Accrued liabilities                                           56,926                 4,891
          Deferred revenue                                              (4,417)                    -
                                                                   -----------           -----------
     Net cash (used in) operating activities                        (2,006,121)             (387,562)
                                                                   -----------           -----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Purchases of short-term investments                              (1,200,000)                    -
   Additions to database and development costs                        (955,912)             (101,050)
   Additions to furniture and equipment                               (135,191)              (23,401)
   Cash acquired in acquisitions                                             -                90,275
                                                                   -----------           -----------
     Net cash used in investment activities                         (2,291,103)              (34,176)
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to (due from) affiliated company                                 55,423              (324,428)
   Net proceeds from sale of debentures                                      -               200,000
   Net proceeds from (payments on) notes payable                     1,395,000               180,000
   Issuance of common stock                                             62,400               420,795
   Issuance of preferred stock                                       2,870,000                     -
                                                                   -----------           -----------
     Net cash provided by financing activities                       4,382,823               476,367
                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           85,599                54,629

CASH AND CASH EQUIVALENTS, beginning
   of period                                                            78,544                     -
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                           $   164,143           $    54,629
                                                                   -----------           -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $     2,892           $         -

              The accompanying notes are an integral part of these
                     consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BUSINESS:

Internet Law Library, Inc. (the "Company" or "Internet Law," formerly Planet Resources, Inc.), a Delaware corporation, through its wholly owned subsidiaries, National Law Library, Inc, GoverNet Affairs, Inc., and Brief Reporter LLC, operates Internet sites that provide subscription access to databases used for tracking pending legislation and for performing legal research, and through its wholly owned subsidiary ITIS, Inc., furnishes hardware, software, content conversion technology, and management support and expertise to its other affiliates. These databases consist primarily of federal and state case law, statutory law for certain states, legal briefs prepared by attorneys for trials in state and federal courts, and summaries and details of pending legislation at the state and federal levels used by attorneys, corporate management, and other parties involved in litigation, legal planning, and legislative undertakings. Interfacing with these databases are software retrieval engines that are owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet sites pay subscription fees to National Law, GoverNet, and Brief Reporter for monthly or longer-term service.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - In January 2000, Internet Law's Board of Directors approved a resolution changing the fiscal year end from June 30 to December
31. Accordingly, the balance sheet as of December 31, 1999, has been presented with the balance sheet as of June 30, 2000.

The accompanying unaudited interim consolidated financial statements of Internet Law have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, as reported in the Company's 1999 Form 10-K, have been omitted.

The six and three month periods ended 2000 have been compared to prior periods which include November 30, 1998 (inception), through December 31, 1998. The period from inception through December 31, 1998, is insignificant.

NET LOSS PER SHARE - Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares outstanding. Shares of Internet Law outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law outstanding before the reverse acquisition have been included in the weighted-average shares outstanding since November 30, 1998, its date of inception. All options outstanding at June 30, 1999, and 2000 have been excluded because they are anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.

NOTE 3 - TRANSACTIONS WITH AFFILIATED COMPANY:

The content and software development assets of National Law were conveyed to it by Hunter M. A. Carr, an individual who is now the Chairman of the Board, Chief Executive Officer, President and the largest stockholder of Internet Law (the "CEO"). Until January 2000, the CEO was also the controlling stockholder of ITIS, a Texas corporation formed in 1994 for the purpose of document management services and software development. As required by generally accepted accounting principles, Internet Law has recorded the purchases of database content from ITIS until January 2000 at ITIS' cost basis in the database content, based upon the common control between Internet Law and ITIS. However, upon the divestiture of the CEO's controlling interest in ITIS in January 2000, and through the date of acquisition of ITIS (see
Note 4) Internet Law recorded purchases of database content from ITIS in accordance with the contractual rate between ITIS and Internet Law. The effective rate recorded by Internet Law during its period under common control with ITIS is substantially less than the contractual rate. During the six months ended June 30, 2000, Internet Law purchased $4,101,925 of case law content from ITIS, including $469,347 purchased at ITIS' estimated cost and $3,632,578 purchased at the contractual rate of $0.65 per 1,000 characters of data.


NOTE 4 - ACQUISITION OF AFFILIATED COMPANY:

Effective April 30, 2000, the Company executed a Stock Exchange Agreement, pursuant to which the Company exchanged 5,044,903 shares of its common stock, which have been initially valued at approximately $11,900,000, for all the outstanding common stock of ITIS, pending an independent appraisal.

Since National Law's inception on November 30, 1998, ITIS has served as its primary vendor of new case law content while also providing to National Law various executive, sales, production, software, hardware, and administrative services. During the period from National Law's inception to December 31, 1999, the CEO was the sole stockholder of ITIS. During the three months ended March 31, 2000, the CEO sold or otherwise conveyed most of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law or are entities controlled by directors of Internet Law. Of the 5,044,903 shares issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of Internet Law or their beneficiaries and 328,300 shares were issued to four officers of Internet Law.

The acquisition was accounted for under the purchase method of accounting and resulted in a purchase price of approximately $8,942,000 in excess of the net value of tangible assets acquired. The excess purchase price has been preliminarily allocated to identifiable intangible assets such as content, trademarks, developed technology, and experienced workforce. The intangibles are being amortized over their estimated useful lives. An independent appraisal will be obtained to determine the final purchase price and allocation of the excess purchase price.

The results of operations of ITIS have been included in Internet Law's financial statements since the acquisition date of April 30, 2000. The following unaudited pro forma financial information assumes the acquisition had occurred at inception, and is preliminary, pending the final results of the previously discussed appraisal:


                          Six months            Six months
                            Ended                 Ended
                         June 30, 1999         June 30, 2000
                         -------------         -------------




Revenues                $   244,475           $   504,550
Net loss                $(1,353,825)          $(3,600,188)

Loss per share          $     (0.06)          $     (0.12)

NOTE 5 - NOTES PAYABLE AND ADVANCE FROM CHAIRMAN:

During the period from January 1 to June 30, 2000, Internet Law borrowed a total of $1,400,000 from the CEO to fund working capital requirements. These borrowings are evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. With respect to these notes payable, the CEO has provided a written commitment to the Company to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the CEO with maturity dates through March 2001.

In connection with the acquisition of ITIS, the Company assumed liabilities to the Chairman in the amount of $425,050. The liabilities are non-interest-bearing and payable on demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

LEASE FOR OFFICE SPACE

Effective in July 2000, Internet Law is committed to making monthly payments of at least $12,400 under a lease agreement for office space that expires in June 2004. If Internet Law is not successful in maintaining existing sub-leasing arrangements with a third party tenant, this monthly obligation may increase to approximately $18,600.

NOTE 7 - STOCKHOLDERS' EQUITY

COMMON STOCK

In December 1999, Internet Law approved a bonus to various employees and two board members for services rendered in 1999. The bonus consisted of 33,042 aggregate shares of common stock, which were issued in January 2000. The aggregate value of the award, totaling $105,404, was recorded to compensation expense and additional paid-in capital at December 31, 1999. However, when the common shares were issued in January 2000, the par value was recorded and the related additional paid-in capital was reduced accordingly.

In March 2000, Internet Law issued a total of 125,000 shares of common stock valued at $551,172, to its outside directors. The award was recorded as compensation expense in March 2000.

In May 2000, Internet Law entered into an agreement with a vendor pursuant to which Internet Law will issue an aggregate of 39,825 shares of common stock as consideration for services over the vendor's service period. The aggregate fair value of the shares will be measured upon the date the services are completed and estimated at interim periods until that time. The estimated fair value is being recognized as expense over the service period through September 2000.

In July 2000, holders of fifteen (15) shares of Series A convertible preferred stock converted the preferred shares to 135,251 shares of common stock.

STOCK OPTIONS

In February 2000, Internet Law increased the number of shares available for grant under the 1999 Stock Option Plan to 3,000,000 shares of common stock.

In May 2000, Internet Law entered into a consulting agreement pursuant to which an option was issued for common shares of Internet Law. The option has an exercise price of $4.63 per share, vests on October 31, 2000, and is exercisable through October 2003. The shares under option are calculated as the number of shares aggregating $35,000 in value on the exercise date. The aggregate fair value of the option will be measured upon the date the services are completed and is being estimated at each reporting date until that time. The estimated fair value is being recognized as expense over the service period through October 2000.

During the six months ended June 2000, Internet Law granted stock options to employees for the purchase of an aggregate of 105,000 shares of common stock, which are classified as a variable award. Pursuant to APB Opinion No.25, the initial compensation expense related to these options was calculated based on the difference between the market price of the underlying common stock on the grant date and the exercise price of the option. The charge is recognized over the expected service period related to the variable award.
Additionally, a periodic adjustment to deferred compensation and related compensation expense is computed at the end of each reporting period based on the difference between the then current market price and the exercise price less previously recognized compensation expense.

NOTE 8 -INTERMEDIATE FINANCING AGREEMENT:

On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. As part of this financing agreement and the investor's commitment to secure an equity line for $25 million, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. The estimated fair value of this warrant totaled $1,114,500 and has been recorded in stockholders' equity. Additionally, as a commission related to this financing arrangement, Internet Law agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totaled $493,600 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to acquiring this financing arrangement were recorded in stockholders' equity.

On July 5, 2000, the SEC declared effective the registration statement filed by Internet Law, which registered an amount of shares of its common stock sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Internet Law Library, Inc. (the "Company" or "Internet Law"), which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding the Company's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

The Company, through its wholly owned subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc, Brief Reporter LLC, and ITIS, Inc., operates Internet sites that provide access to databases used for tracking pending legislation and for performing legal research. The content of these databases consists of federal and state case law, statutory law for certain states, legal briefs prepared by attorneys for trials in state and federal courts and summaries and details of pending legislation at the state and federal levels used by attorneys, corporate management and other parties involved in litigation, legal planning and legislative undertakings. Interfacing with these databases are search engines owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet sites pay subscription fees to National Law, GoverNet, and Brief Reporter for monthly or longer-term service.

On April 30, 2000, the Company acquired all of the outstanding stock of ITIS, a company once wholly owned by Hunter M.A. Carr, Internet Law's Chairman of the Board, President, Chief Executive Officer, and largest stockholder. According to the terms of the Stock Exchange Agreement, Internet Law Library exchanged 5,044,903 restricted shares of the Company's common stock for all of the outstanding common stock of ITIS. While serving as one of the Company's primary vendors of case law content, ITIS also provides various executive, sales, production, and administrative services including programming hardware and software support and product development to the Company. The Company expects to use ITIS' expertise in the future to provide similar products in other industries.

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and results of operations during the three and six months ended June 30, 2000, and 1999.

RESULTS OF OPERATIONS

REVENUES. Revenue increased by $406,060 to $459,580 during the six months ended June 30, 2000, from $53,520 recorded for the six months ended June 30, 1999. Revenues also increased by $206,906 for the quarter ended June 30, 2000, to $251,198, as compared to revenues of $44,292 for the quarter ended June 30, 1999. The increases are due to a greater number of subscribers in National Law's databases, 2,090 at June 30, 2000, compared to 719 at June 30, 1999, and 1851 subscribers at March 31, 2000, compared to 144 at March 31, 1999. A substantial portion of the new subscriptions are due to the addition of more single-state packages available with statutes and extended case law, as opposed to the bundled service, where subscribers gain access to the databases of several states and federal courts for one rate. The Company's expanded content databases by state have enabled these sales of state-by-state packages. In addition, average monthly subscription rates increased to $50.44 at June 30, 2000 from $43.65 at June 30, 1999. Consolidated revenues for the six months ended June 30, 2000, and the three months ended June 30, 2000, increased by $27,390 and $35,000, respectively, due to GoverNet and Brief Reporter, which were acquired during the last calendar quarter of 1999, and by $13,538 in the quarter ended June 30, 2000, due to ITIS, which was acquired at April 30, 2000.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased by $276,975 to $521,750 during the six months ended June 30, 2000, from $244,775 during the corresponding period ended June 30, 1999. Sales and marketing expense also increased by $24,804 during the quarter ended June 30, 2000, to $205,498, from $180,694 for the quarter ended June 30, 1999. During 1999, National Law was planning and developing a sales and marketing program, which it began to implement in April 1999 with contract telemarketing personnel. Sales and marketing expense for the six months ended June 30, 1999, also consisted of consulting services provided by the Company's President under a personal services contract that was in effect prior to when Mr. Carr became an employee of the Company on July 1, 1999. During 2000, the Company has continued to expand its telemarketing force and has also engaged a field sales force. Additionally, increased sales and marketing expense has been incurred in placing banner ads on Internet sites, increased print advertising in legal publications, and participation in major legal industry meetings and conferences.

GENERAL AND ADMINISTRATIVE EXPENSE. During the six months ended June 30, 2000, general and administrative expense totaled $2,336,819, resulting in an increase of $2,124,928 over the $211,891 recorded during the six months ended June 30, 1999. For the quarter ended June 30, 2000, general and administrative expenses increased by $954,131 from $75,541 for the quarter ended June 30, 1999, to $1,029,672 for the quarter ended June 30, 2000. In connection with the Company's internal expansion and through acquisitions, payroll and related costs at the administrative and management level have increased by about $900,000 for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, and by about $250,000 for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. In addition, professional consulting and contract services, as well as legal and accounting expenses, have increased by $212,000 for the six months ended June 30, 2000, over the six months ended June 30, 1999. During the three-month period ended June 30, 2000, these same expenses increased $137,000 as compared to the three-month period ended June 30, 1999. As a result of Internet Law Library's acquisitions of GoverNet, Brief Reporter, and ITIS, general and administrative expenses increased by $237,000 for the six months ended June 30, 2000, and by $159,000 for the three months ended June 30, 2000, as compared to the corresponding periods in 1999.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense of $231,365 for the six months ended June 30, 2000, and $76,602 for the three months ended June 30, 2000, reflects increases of $166,292 and $23,529 over the respective periods ended June 30, 1999. These increased expenses were primarily due to increased production staffing to facilitate the building and expansion of individual state statute databases.

AMORTIZATION AND DEPRECIATION EXPENSE. During the six months ended June 30, 2000, amortization and depreciation expense amounted to $611,349, compared to $142,783 for the six months ended June 30, 1999. For the three months ended June 30, 2000, amortization and depreciation expense amounted to $403,871, compared to $79,643 for the three months ended June 30, 1999. The resulting increases of $468,566 and $324,228 are primarily attributable to amortization relating to estimated intangible assets acquired by Internet Law in the acquisitions of GoverNet, Brief Reporter and ITIS, while $65,000 for the six months ended June 30, 2000, and $40,000 for the three months ended June 30, 2000, relate to depreciation of fixed-asset acquisitions occurring during the respective periods.

INTEREST EXPENSE: Interest expense of $47,574 incurred by the Company for the six months ended June 30, 2000, includes accrued interest payable to Mr. Carr in the amount of $44,682, of which $37,858 was accrued during the three months ended June 30, 2000. Internet Law Library calculates the interest based on the terms of ten unsecured promissory notes payable in the total amount of $1,400,000 extended to Mr. Carr. There was no interest expense incurred in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to execute its business strategy depends to a significant degree on its ability to attract additional capital. The Company's principal demands for liquidity are cash for operations and funds for investment in new database content.

For the six months ended June 30, 2000, Internet Law's cash and cash equivalents increased by $85,599 from the December 31,1999 balance of $78,544 to $164,143 at June 30, 2000. Cash used in operating and investing activities was $2,006,121 and $2,291,103, respectively. These uses were funded by advances from a related party and issuances of convertible preferred stock. Mr. Carr, Internet Law's Chairman, President, and Chief Executive Officer, made advances to the Company amounting to $1,400,000 during the six months ended June 30, 2000. These advances are represented by notes payable extended by Internet Law to Mr. Carr, and Mr. Carr has provided a written commitment to the Company to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and Mr. Carr with maturity dates through March 2001.

On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. On July 5, 2000. the SEC declared effective the registration statement filed by Internet Law, which registered an amount of shares of its common stock sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. As part of this financing agreement, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. The estimated fair value of this warrant totaled $1,114,500 and has been recorded in stockholders' equity. The convertible preferred stock purchased by the investor is also subject to mandatory redemption by Internet Law upon the occurrence of a change in control or certain other events. Additionally, the Company agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totaled $493,600 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to acquiring this financing arrangement were recorded in stockholders' equity.

Internet Law is also negotiating and attempting to close an equity line for $25 million with a private funding source. It is anticipated that the additional funds will be used for operations, production of new database content, and increased marketing of our products.

The Company is actively pursuing acquisition of information companies that will assist and complement our commitment to provide superior access to and use of all types of information resources for increasing business, services and knowledge. By expanding our information resource capabilities beyond the legal industry and through the use of our powerful search engines, we intend to become one of the world's most favored information source for data retrieval of all types. It is expected that increased industry exposure to our products through advertising, publications, and participation in major legal industry meetings and conferences will cause our sales to continue to increase at a minimum of 20 percent per quarter, and additional sales increases of 25 percent or more are expected through merger and acquisition activity. We anticipate that major content additions, including the addition of statutes and case law for all states and large portions of federal law, will have been completed by December 31, 2000, at a minimum average monthly cost of $150,000, which represents a significant cost savings due to the acquisition of ITIS. While the concentration of our content building activities in the near term are in increased content additions related to the legal industry, future plans include branching out our information resource capabilities into other areas. Capital expenditures for the balance of 2000 are expected to be insignificant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the six months ended June 30, 2000, the Company's short-term investments consisted of corporate debt securities supported by letters of credit which are classified as "securities available for sale" and are reported at their fair value with accrued interest expense and income recorded when such securities are purchased and sold, respectively. As of June 30, 2000, the Company held $1,650,000 in such investments.

The Company is exposed to interest rate risk, as additional financing may be needed due to the operating losses and capital expenditures associated with establishing and expanding the Company's business. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at the time such financing is arranged.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In September 1999, Loislaw.com, Inc. commenced legal proceedings in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against the Company, National Law and ITIS ("Defendants"). Loislaw, a competitor of the Company, alleged that ITIS breached an agreement between Lois and ITIS by allegedly providing certain materials to National Law for use on National Law's web site. The suit seeks, among other things, to enjoin National Law from utilizing such material, certain unspecified actual damages for alleged loss of market value and alleged loss of profits. In October, Defendants answered the lawsuit with general and special denials of Lois' claims. At the same time, discovery procedures were commenced and Lois and Defendants filed responses to one another's written discovery requests. Depositions are scheduled for August 21-23, 2000, and trial is set for October 23. Loislaw's counsel has withdrawn and new counsel has been substituted, with assurances to the court that the substitution of counsel would not delay the trial. Management of Internet Law believes the suit has no merit and intends to continue to vigorously defend the case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2000, Internet Law issued and sold unregistered shares of its common stock to the persons described below:

1. In May 2000, we issued 1,000,000 shares of our common stock to TCA Investment in exchange for its shares of ITIS valued at $3,502,000.

2. In May 2000, we issued 750,000 shares of our common stock to Thayer Investment Co. in exchange for its shares of ITIS valued at $2,626,500.

3. In May 2000, we issued 500,000 shares of our common stock to Kelley V. Kirker in exchange for his shares of ITIS valued at $1,751,000.

4. In May 2000, we issued 300,000 shares of our common stock to Homer E. Young in exchange for his shares of ITIS valued at $1,050,600.

5. In May 2000, we issued 250,000 shares of our common stock to Franklin C. Fisher in exchange for his shares of ITIS valued at $1,030,000.

6. In May 2000, we issued 250,000 shares of our common stock to Michael J. Hluchanek in exchange for his shares of ITIS valued at $875,500.

7. In May 2000, we issued 250,000 shares of our common stock to George A. Roberts, Trustee in exchange for his shares of ITIS valued at $875,500.

8. In May 2000, we issued 250,000 shares of our common stock to Steven L. Tebo in exchange for his shares of ITIS valued at $1,030,000.

9. In May 2000, we issued 200,000 shares of our common stock to Belmont Equities in exchange for its shares of ITIS valued at $700,400.

10. In May 2000, we issued 196,003 shares of our common stock to Hunter M. A. Carr in exchange for his shares of ITIS valued at $686,403.

11. In May 2000, we issued 180,000 shares of our common stock to International Fluid Dynamics in exchange for its shares of ITIS valued at $630,360.

12. In May 2000, we issued 150,000 shares of our common stock to Donald H. Kellam in exchange for his shares of ITIS valued at $525,300.

13. In May 2000, we issued 150,000 shares of our common stock to Edward P. Stevens in exchange for his shares of ITIS valued at $525,300.

14. In May 2000, we issued 125,000 shares of our common stock to Donald Zwernemann, Nominee in exchange for his shares of ITIS valued at $437,750.

15. In May 2000, we issued 50,000 shares of our common stock to J. Michael Duncan, M.D. in exchange for his shares of ITIS valued at $175,100.

16. In May 2000, we issued 50,000 shares of our common stock to Nommensen & Williams in exchange for its shares of ITIS valued at $175,100.

17. In May 2000, we issued 50,000 shares of our common stock to Tim Thomas in exchange for his shares of ITIS valued at $175,100.

18. In May 2000, we issued 25,000 shares of our common stock to Eugene A. Cernan in exchange for his shares of ITIS valued at $87,550.

19. In May 2000, we issued 25,000 shares of our common stock to Alan Gugenheim in exchange for his shares of ITIS valued at $87,550.

20. In May 2000, we issued 25,000 shares of our common stock to David P. Harriman in exchange for his shares of ITIS valued at $87,550.

21. In May 2000, we issued 25,000 shares of our common stock to W. B. Rae in exchange for his shares of ITIS valued at $87,550.

22. In May 2000, we issued 25,000 shares of our common stock to Donald W. Sapaugh in exchange for his shares of ITIS valued at $87,550.

23. In May 2000, we issued 25,000 shares of our common stock to Southerland Group in exchange for its shares of ITIS valued at $87,550.

24. In May 2000, we issued 22,500 shares of our common stock to Esmerian, Inc. in exchange for its shares of ITIS valued at $78,795.

25. In May 2000, we issued 20,100 shares of our common stock to Ramona Anderson in exchange for her shares of ITIS valued at $70,390.

26. In May 2000, we issued 18,000 shares of our common stock to Morris H. Chapman in exchange for its shares of ITIS valued at $63,036.

27. In May 2000, we issued 15,000 shares of our common stock to Bobby Forshe in exchange for his shares of ITIS valued at $52,530.

28. In May 2000, we issued 15,000 shares of our common stock to Jimmy Langham, Jr. in exchange for his shares of ITIS valued at $52,530.

29. In May 2000, we issued 15,000 shares of our common stock to Paul Ledbetter in exchange for his shares of ITIS valued at $52,530.

30. In May 2000, we issued 13,000 shares of our common stock to Ronald W. Vickers in exchange for his shares of ITIS valued at $45,526.

31. In May 2000, we issued 10,000 shares of our common stock to Damaris Gore in exchange for her shares of ITIS valued at $35,020.

32. In May 2000, we issued 10,000 shares of our common stock to Debbie L. Levy in exchange for her shares of ITIS valued at $35,020.

33. In May 2000, we issued 10,000 shares of our common stock to Marie Anne Shultz in exchange for her shares of ITIS valued at $35,020.

34. In May 2000, we issued 9,000 shares of our common stock to James I. Dunn in exchange for his shares of ITIS valued at $31,518.

35. In May 2000, we issued 5,000 shares of our common stock to Eric Brauel in exchange for its shares of ITIS valued at $17,510.

36. In May 2000, we issued 5,000 shares of our common stock to Murray Fogler in exchange for his shares of ITIS valued at $17,510.

37. In May 2000, we issued 5,000 shares of our common stock to Robert M. Peoples in exchange for his shares of ITIS valued at $17,510.

38. In May 2000, we issued 5,000 shares of our common stock to Jack & Alaine Reid in exchange for their shares of ITIS valued at $17,510.

39. In May 2000, we issued 4,000 shares of our common stock to K. Charles Peterson in exchange for his shares of ITIS valued at $14,008.

40. In May 2000, we issued 3,500 shares of our common stock to Donna Kennedy in exchange for her shares of ITIS valued at $12,257.

41. In May 2000, we issued 3,300 shares of our common stock to Robert Sarlay in exchange for his shares of ITIS valued at $11,557.

42. In May 2000, we issued 2,000 shares of our common stock to Ed Junell in exchange for his shares of ITIS valued at $7,004.

43. In May 2000, we issued 1,500 shares of our common stock to Tim Von Kennel in exchange for her shares of ITIS valued at $5,253.

44. In May 2000, we issued 1,000 shares of our common stock to Vaughn Pederson in exchange for his shares of ITIS valued at $3,502.

45. In May 2000, we issued 500 shares of our common stock to John R. DeBusk in exchange for his shares of ITIS valued at $1,751.

46. In May 2000, we issued 500 shares of our common stock to Fred J. Ramski in exchange for his shares of ITIS valued at $1,751.

47. In June 2000, we issued 21,825 shares of our common stock to Value Plus Marketing Inc. as a fee for services valued at $60,018.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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





EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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

3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13,
                  1999).

3.3               Certificate of Designation for the Company's 5% Series A
                  Convertible Preferred Stock (incorporated by reference to
                  Exhibit 3.3 to Form 10-K/A filed on May 19, 2000).

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





EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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

27.1              Financial Data Schedule for the six months ended June 30,
                  2000.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter for which this report is filed:

         (1) Form 8-K/A filed on April 5, 2000, reporting under Item 4, the dismissal of Internet Law's independent auditors and the appointment of Arthur Andersen LLP as Internet Law's new independent auditors.

         (2) Form 8-K filed on May 15, 2000, reporting under Item 2 the acquisition of all the outstanding stock of ITIS, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERNET LAW LIBRARY, INC.



August 14, 2000                       /s/ HUNTER M.A. CARR
                                      -------------------------------------
                                      Hunter M.A. Carr
                                      President and Chief Executive Officer


August 14, 2000                       /s/ JOANNA HOOVER
                                      -------------------------------------
                                      Joanna Hoover
                                      Principal Accounting Officer

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

3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to





EXHIBIT
NUMBER            DESCRIPTION
------            -----------
                  Company's Form 10-K filed on October 13, 1999).

3.3               Certificate of Designation for the Company's 5% Series A
                  Convertible Preferred Stock (incorporated by reference to
                  Exhibit 3.3 to Form 10-K/A filed on May 19, 2000).

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





EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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

27.1              Financial Data Schedule for the six months ended June 30,
                  2000.