Form 10-Q
period 2000-09-30
INTERNET LAW LIBRARY INC
filed 2000-11-14
CIK 3959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


The number of shares of the registrant's common stock outstanding as of November 9, 2000, was 33,366,555.

                           INTERNET LAW LIBRARY, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                              PAGE
                                                                                              ----

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements............................................        3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................       12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................       15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................       16

Item 2.   Changes in Securities and Use of Proceeds....................................       17

Item 6.   Exhibits and Reports on Form 8-K.............................................       18

SIGNATURES.............................................................................       22


                           INTERNET LAW LIBRARY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,         December 31,
                                                                             2000                  1999
                                                                             ----                  ----
                                                                         (Unaudited)
                                   ASSETS
Current assets:
    Cash and cash equivalents, including $5,749 and $20,235
      respectively, distributable to the stockholders of Planet
      Resources, Inc.                                                     $    141,798         $     78,544
    Short-term investments                                                     155,000              450,000
    Accounts receivable, net of allowance for doubtful accounts of
       $0 and $5,534, respectively                                             105,207               86,015
    Due from affiliated company                                                   --                 55,423
    Other current assets                                                       202,324               13,284
                                                                          ------------         ------------
              Total current assets                                             604,329              683,266
                                                                          ------------         ------------

Database content and software costs, net                                     7,376,901            2,956,861
Furniture and equipment, net                                                   422,393              104,066
Acquired intangible assets, net                                             10,374,017            2,176,458
                                                                          ------------         ------------
              Total assets                                                $ 18,777,640         $  5,920,651
                                                                          ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                  $     33,668         $       --
    Notes payable and advance from chairman                                  1,825,050                 --
    Accounts payable                                                           273,296              156,472
    Accrued liabilities                                                        282,445               72,414
    Deferred revenue                                                            51,462               82,400
    Assets distributable to stockholders                                        15,749               30,235
                                                                          ------------         ------------
              Total current liabilities                                      2,481,670              341,521
                                                                          ------------         ------------

Commitments and contingencies

Redeemable common stock                                                        125,000              125,000
                                                                          ------------         ------------

Stockholders' equity:
    Series A Convertible Preferred stock, par value $.001
       50,000,000 shares authorized; 260 shares
         issued and outstanding at September 30, 2000                        3,376,250                 --
    Common stock, par value $.001, 100,000,000 shares authorized;
       30,956,955 and 24,920,991 shares issued, respectively; and
       30,946,217 and 24,910,253 shares outstanding, respectively               30,957               24,921
    Warrants                                                                 1,608,100                 --
    Additional paid-in capital                                              19,292,332            7,974,994
    Deferred compensation                                                      (27,169)            (364,600)
    Accumulated deficit                                                     (8,066,316)          (2,138,001)

    Treasury stock, at cost, 10,738 shares                                     (43,184)             (43,184)
                                                                          ------------         ------------
              Total stockholders' equity                                    16,170,970            5,454,130
                                                                          ------------         ------------
              Total liabilities and stockholders' equity                  $ 18,777,640         $  5,920,651
                                                                          ============         ============

              The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    FOR THE NINE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,                            SEPTEMBER 30,
                                                          -------------                            -------------
                                                     2000                1999               2000                 1999
                                                     ----                ----               ----                 ----
REVENUE                                        $     724,232        $    144,671        $   264,652         $    91,151

OPERATING EXPENSES:
    Selling and marketing                          1,118,973             423,244            597,223             178,469
    General and administrative                     3,097,186             566,816            760,367             354,925
    Production and computer service                  365,054              69,538            133,689               4,465
    Amortization and depreciation                  1,104,957             223,514            493,608              80,731
                                               -------------       -------------       ------------         -----------

             Total operating expenses              5,686,170           1,283,112          1,984,887             618,590


OPERATING LOSS                                    (4,961,938)         (1,138,441)        (1,720,235)           (527,439)


INTEREST INCOME (EXPENSE), net                       (60,127)             (5,812)           (21,876)             (4,600)
                                               -------------       -------------       ------------         -----------

NET LOSS                                       $  (5,022,065)       $ (1,144,253)       $(1,742,111)        $  (532,039)

DEEMED PREFERRED STOCK DIVIDENDS                    (906,250)                  -            (80,916)                  -
                                               -------------       -------------       ------------         -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $  (5,928,315)       $ (1,144,253)       $(1,823,027)        $  (532,039)
                                               =============       =============       ============         ===========

NET LOSS PER COMMON SHARE, basic and diluted   $       (0.21)       $      (0.05)       $     (0.06)        $     (0.03)
                                               =============       =============       ============         ===========

SHARES USED IN COMPUTING NET LOSS PER COMMON
SHARE, basic and diluted                          28,300,535          21,963,331         28,541,099          19,709,976
                                               =============       =============       ============         ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------
                                                                     2000                1999
                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (5,022,065)        $ (1,144,253)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Issuance of common stock for services                          939,376               52,300
       Note payable assumed for services                               33,668                   --
       Amortization and depreciation                                1,104,957              223,514
  Changes in:
       Accounts receivable                                             14,851              (18,639)
       Due from affiliated company                                     55,423                   --
       Other current assets                                          (179,390)                  --
       Accounts payable                                                19,599            1,417,128
       Accrued liabilities                                             97,952               14,095
       Deferred revenue                                               (30,938)                  --
                                                                -------------        -------------
Net cash provided by (used in) operating activities                (2,966,567)             544,145
                                                                -------------        -------------
CASH FLOWS FROM INVESTMENT ACTIVITES:
       Purchase of short-term investments                          (1,850,000)                  --
       Sale of short-term investments                               2,145,000                   --
       Additions to database and development costs                 (1,345,137)          (1,843,659)
       Additions to furniture and equipment                          (170,042)             (42,012)
       Cash acquired in acquisitions                                       --               90,275
                                                                -------------        -------------
Net cash used in investment activities                             (1,220,179)          (1,795,396)
                                                                -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from sale of debentures                                --              200,000
       Proceeds from notes payable                                  1,400,000              180,000
       Issuance of common stock                                            --            1,945,015
       Issuance of preferred stock                                  2,870,000                   --
       Payments on note acquired in acquisition                       (20,000)                  --
                                                                -------------        -------------
Net cash provided by financing activities                           4,250,000            2,325,015
                                                                -------------        -------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                          63,254            1,073,764

CASH AND CASH EQUIVALENTS, beginning
   of period                                                           78,544                   --
                                                                -------------        -------------
CASH AND CASH EQUIVALENTS, end of period                         $    141,798         $  1,073,764
                                                                 ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                         $      4,387         $         --
  Non cash investing and financing transactions:
       Fair value of common stock issued for acquisitions        $ 11,900,000         $  2,300,000


              The accompanying notes are an integral part of these consolidated financial statements.

                           INTERNET LAW LIBRARY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS:

Internet Law Library, Inc., a Delaware corporation, operates Internet sites that provide subscription access to databases used for tracking pending legislation and for performing legal research through its wholly owned subsidiaries National Law Library, Inc., GoverNet Affairs, Inc. and Brief Reporter LLC. These databases consist of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are articles and litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation, and corporate legal planning. Interfacing with these databases are software retrieval engines that are owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet sites pay subscription fees to the operating subsidiaries under monthly, quarterly or annual subscription agreements. Another wholly owned subsidiary, ITIS, Inc. furnishes hardware, software, content conversion technology, and management support and expertise to Internet Law's other subsidiaries. Two other subsidiaries were acquired in October 2000: Compass Data Systems, Inc. and Venco Compliance, Inc. (see Note 9, Subsequent Events).

On May 11, 2000, Internet Law executed an intermediate financing agreement (see
Note 8) for the sale of $3 million of convertible preferred stock. Additionally, with respect to notes payable (see Note 5) extended to Internet Law from its chief executive officer after December 31, 1999, the chief executive officer has provided a written commitment to Internet Law to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the chief executive officer with maturity dates through March 2001.

As shown in the accompanying consolidated financial statements, Internet Law has incurred significant losses from operations, maintains a working capital deficit and has used significant cash in operations. Accordingly, Internet Law will require additional financing to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law's ability to continue as a going concern. To provide interim financing to fund its operations until the $25 million equity line (see
Note 8) is completed or an alternative source of long-term financing becomes available, management plans to utilize additional loans from Mr. Carr and other directors and investors. While Internet expects to obtain financing by November 2000, they have been informed by Arthur Andersen LLP, that if the conditions described above related to the need for additional financing continue to exist at the time of their audit of the financial statements for the year ended December 31, 2000, their report on those statements will include an explanatory fourth paragraph expressing uncertainty regarding Internet Law's ability to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - In January 2000, Internet Law's Board of Directors approved a resolution changing the fiscal year end from June 30 to December 31. Accordingly, the balance sheet as of December 31, 1999, has been presented with the balance sheet as of September 30, 2000.

The accompanying unaudited interim consolidated financial statements of Internet Law have been prepared in accordance with generally accepted accounting principles and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Internet Law's latest Annual Report filed with the SEC on Form 10-K, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, as reported in Internet Law's 1999 Form 10-K, have been omitted.

The nine and three month periods ended 2000 have been compared to prior periods which include November 30, 1998 (inception), through December 31, 1998. Activity for the period from inception through December 31, 1998, is insignificant.

NET LOSS PER SHARE - Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares outstanding. Shares of Internet Law outstanding at the time of the reverse acquisition in 1999 have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of Internet Law outstanding before the reverse acquisition have been included in the weighted-average shares outstanding since November 30, 1998, its date of inception. All options outstanding at September 30, 1999, and 2000 have been excluded because they are anti-dilutive. Accordingly, basic and diluted net loss per share is the same for all periods presented.


NOTE 3 - TRANSACTIONS WITH AFFILIATED COMPANY:

The content and software development assets of National Law were conveyed to it by Hunter M. A. Carr, an individual who is now the Chairman of the Board, Chief Executive Officer, President and the largest stockholder of Internet Law (the "CEO"). Until January 2000, the CEO was also the controlling stockholder of ITIS, a Texas corporation formed in 1994 for the purpose of document management services and software development. As required by generally accepted accounting principles, Internet Law has recorded the purchases of database content from ITIS until January 2000 at ITIS' cost basis in the database content, based upon the common control between Internet Law and ITIS. However, upon the divestiture of the CEO's controlling interest in ITIS in January 2000, and through the date of acquisition of ITIS (see Note 4) Internet Law recorded purchases of database content from ITIS in accordance with the contractual rate between ITIS and Internet Law. The effective rate recorded by Internet Law during its period under common control with ITIS is substantially less than the contractual rate. During the six months ended June 30, 2000, Internet Law purchased $4,101,925 of case law content from ITIS, including $469,347 purchased at ITIS' estimated cost and $3,632,578 purchased at the contractual rate of $0.65 per 1,000 characters of data. For the three months ended September 30, 2000, case law content produced by ITIS has been recorded at ITIS' estimated cost of $161,712.


NOTE 4 - ACQUISITION OF AFFILIATED COMPANY:

Effective April 30, 2000, Internet Law executed a Stock Exchange Agreement, pursuant to which Internet Law exchanged 5,044,903 shares of its common stock, which have been initially valued at approximately $11,900,000, for all the of the outstanding common stock of ITIS, pending an independent appraisal currently in process.

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

The acquisition was accounted for under the purchase method of accounting and resulted in a purchase price of approximately $8,942,000 in excess of the value of tangible net assets acquired. The excess purchase price has been preliminarily allocated to identifiable intangible assets such as content, trademarks, developed technology and experienced workforce. The intangibles are being amortized over their estimated useful lives. An independent appraisal is currently in process to determine the final purchase price and allocation of the excess purchase price.

The results of operations of ITIS have been included in Internet Law's financial statements since the acquisition date of April 30, 2000. The following unaudited pro forma financial information assumes the acquisition had occurred at inception, and is preliminary, pending the final results of the previously discussed appraisal:

                                    Nine months                        Nine months
                                    Ended                              Ended
                                    September 30, 1999                 September 30, 2000
                                    ------------------                 ------------------

Revenues                            $   370,246                        $   769,202
Net loss                            $(1,767,277)                       $(5,342,299)

Loss per share                      $     (0.07)                       $     (0.17)



NOTE 5 - NOTES PAYABLE AND ADVANCE FROM CHAIRMAN:

During the period from January 1 to June 30, 2000, Internet Law borrowed a total of $1,400,000 from the CEO to fund working capital requirements. These borrowings are evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. With respect to these notes payable, the CEO has provided a written commitment to Internet Law to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and the CEO with maturity dates through March 2001. At September 30, 2000 no principal or interest payments had been made to Mr. Carr in regard to these notes.

In connection with the acquisition of ITIS, Internet Law assumed liabilities to the Chairman in the amount of $425,050. The liabilities are non-interest-bearing and payable on demand.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

LEASE FOR OFFICE SPACE

Effective in July 2000, Internet Law is committed to making monthly payments of at least $12,400 under a lease agreement for office space that expires in June 2004. If Internet Law is not successful in maintaining existing sub-leasing arrangements with a third party tenant, this monthly obligation may increase to approximately $18,600. In addition, GoverNet Affairs and Brief Reporter lease office space pursuant to lease agreements requiring monthly payments of approximately $3,300 and $2,600 through December 2001 and August 2001 respectively.


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

In May 2000, Internet Law entered into an agreement with a vendor pursuant to which Internet Law agreed to issue an aggregate of 39,825 shares of common stock as consideration for services over the vendor's service period. Upon completion of the service agreement in September 2000, total expense of $34,907 was recorded for the aggregate fair value of the 39,825 shares issued.

From July through September 2000, holders of 40 shares of Series A convertible preferred stock converted the preferred shares to 443,194 shares of common stock. Subsequent to September 30, 2000, an additional 61.5 shares have been converted to 918,379 shares of common stock. At November 14, 2000, 198.5 shares of Series A convertible preferred stock remain outstanding.

In July 2000, Internet Law issued a total of 50,000 shares of common stock valued at $53,075, to new outside directors. The award was recorded as compensation expense in July 2000.

In August 2000, Internet Law entered into an agreement with a vendor pursuant to which Internet Law issued an aggregate of 300,000 shares of common stock (valued at approximately $231,000 at September 30, 2000) as consideration for services over the vendor's service period. The aggregate fair value of the shares will be measured upon the date the services are completed and estimated at interim periods until that time. The estimated fair value is being recognized as expense over the interim service period through September 30, 2000.

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

During the six months ended June 2000, Internet Law granted stock options to employees for the purchase of an aggregate of 105,000 shares of common stock, which are classified as variable awards. Pursuant to APB Opinion No.25, the initial compensation expense related to these options was calculated based on the difference between the market price of the underlying common stock on the grant date and the exercise price of the option. The charge is recognized ratably over the expected service period related to the variable award. Additionally, a periodic adjustment to deferred compensation and related compensation expense is computed at the end of each reporting period based on the difference between the then current market price and the exercise price less previously recognized compensation expense.


NOTE 8 -INTERMEDIATE FINANCING AGREEMENT:

On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. As part of this financing agreement, Internet Law issued a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. The estimated fair value of this warrant totaled $1,114,500 and has been recorded in stockholders' equity. Additionally, as part of this financing agreement and in consideration for negotiating a $25 million equity line, Internet Law issued a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totaled $493,600 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to acquiring this financing arrangement were recorded in stockholders' equity.

In connection with the issuance of the preferred stock, the Company incurred a deemed dividend. Such dividends are calculated as the discount from fair market value as of the date the preferred stock was sold to the investors. This aggregate discount amount of $906,250 for the Series A Preferred Stock has been treated as dividends to the holders of the Series A Preferred Stock and was recorded during the period from issuance through the earliest available date of conversion, July 5, 2000.

On July 5, 2000, the SEC declared effective the registration statement filed by Internet Law, which registered an amount of shares of its common stock sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. On October 25, 2000, Internet Law filed a Post Effective Amendment to update the prospectus contained in the registration statement, which was declared effective by the SEC on November 9, 2000.


NOTE 9 - SUBSEQUENT EVENTS

ACQUISITION OF COMPASS DATA SYSTEMS, INC.

Internet Law signed a Stock Purchase Agreement, effective October 1, 2000, for the purchase of a controlling interest of Compass Data Systems, Inc., a private Nevada corporation. Under the terms of the Stock Purchase Agreement, Internet Law is obligated to issue an aggregate 1,676,105 unregistered shares of its common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of the common stock of Compass Data Systems.

Compass Data Systems provides electronic information publishing services in a completely searchable infobase to a wide variety of industries and organizations. Using Internet and CD technology, clients can search through endless piles of paper on computer files in seconds. These infobases are quickly accessed through a hard drive, CD-ROM or over the Internet.

ACQUISITION OF VENCO COMPLIANCE, INC.

On September 28, 2000, the Board of Directors of Internet Law approved the purchase of all of the stock of Venco Compliance, Inc., a private Texas corporation. Internet Law issued an aggregate of 100,000 unregistered shares of its common stock at closing on October 1, 2000, valued then at $90,600. Internet Law has entered into a consulting agreement with a former owner of Venco for $72,000 per year for one year, with a renewal right for a one-year term on each anniversary of the agreement. Internet Law may issue 50,000 additional unregistered shares to the former shareholders of Venco Compliance in the future for consulting services. In addition, the former owner is eligible to receive a cash bonus based on Venco Compliance's revenues.

Venco Compliance is in the business of selling compliance and safety training and information such as OSHA regulations to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Internet Law Library, Inc. ("Internet Law"), which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding Internet Law's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

Internet Law, through its wholly owned subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc. and Brief Reporter LLC, operates Internet sites that provide subscription access to databases used for tracking pending legislation and for performing legal research. These databases consist of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are articles and litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation, and corporate legal planning. Interfacing with these databases are search engines owned by or licensed to Internet Law's operating subsidiaries. Customers using these Internet sites pay subscription fees to National Law, GoverNet Affairs, and Brief Reporter under monthly, quarterly or annual subscription agreements.

On April 30, 2000, the Internet Law acquired all of the outstanding stock of ITIS, a company once wholly owned by Hunter M.A. Carr, Internet Law's Chairman of the Board, President, Chief Executive Officer and largest stockholder. According to the terms of the Stock Exchange Agreement, Internet Law exchanged 5,044,903 unregistered shares of the their common stock for all of the outstanding common stock of ITIS. While serving as one of Internet Law's primary vendors of case law content, ITIS also furnishes hardware, software, content conversion technology and management support and expertise to the other affiliates of Internet Law. Internet Law expects to use ITIS' expertise in the future to provide similar products in other industries.

The following is management's discussion and analysis of certain significant factors that have affected Internet Law's financial condition and results of operations during the three and nine months ended September 30, 2000, and 1999.



RESULTS OF OPERATIONS



REVENUES. Revenue increased by $579,561 to $724,232 during the nine months ended September 30, 2000, from $144,671 recorded for the nine months ended September 30, 1999. Revenues also increased by $173,501 for the quarter ended September 30, 2000, to $264,652, as compared to revenues of $91,151 for the quarter ended September 30, 1999. The increases are due to a greater number of subscribers in National Law's databases, 2,258 at September 30, 2000, compared to 1,388 at September 30, 1999. A substantial portion of the new subscriptions are due to the addition of more single-state subscription packages available with statutes and extended case law, as opposed to the bundled multi-state service, where subscribers gain access to the databases of several states and federal courts for one rate. National Law's expanded content databases by state have enabled these sales of state-by-state packages. Average monthly subscription rates increased to $48.40 at September 30, 2000 from $46.19 at September 30, 1999. As a result of the acquisitions of GoverNet Affairs and Brief Reporter during the last calendar quarter of 1999, consolidated revenues for the nine months ended September 30, 2000, and the three months ended September 30, 2000, increased by $129,777 and $110,996, respectively.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased by $695,729 to $1,118,973 during the nine months ended September 30, 2000, from $423,244 during the corresponding period ended September 30, 1999. Sales and marketing expense also increased by $418,754 during the quarter ended September 30, 2000, to $597,223 from $178,469 for the quarter ended September 30, 1999. During 1999, National Law was planning and developing a sales and marketing program, which it began to implement in April 1999 with contract telemarketing personnel. During 2000, the National Law has continued to expand its telemarketing force and has also engaged a field sales force. Additional sales and marketing expense has been incurred in placing banner ads on Internet sites, increased print advertising in legal publications, and participation in major legal industry meetings and conferences.



GENERAL AND ADMINISTRATIVE EXPENSE. During the nine months ended September 30, 2000, general and administrative expense totaled $3,097,186, resulting in an increase of $2,530,370 over the $566,816 recorded during the nine months ended September 30, 1999. For the quarter ended September 30, 2000, general and administrative expenses increased by $405,442 from $354,925 for the quarter ended September 30, 1999, to $760,367 for the quarter ended September 30, 2000. In connection with internal expansion and acquisitions, payroll and related costs at the administrative and management level have increased. Included in general and administrative expense is $763,886 of non-cash expense related to stock and option awards for the nine months ended September 30, 2000, and $147,070 for the three months ended September 30, 2000. As a result of Internet Law's acquisitions of GoverNet Affairs, Brief Reporter and ITIS, general and administrative expenses increased by $470,000 for the nine months ended September 30, 2000, and by $158,000 for the three months ended September 30, 2000, as compared to the corresponding periods in 1999.



PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense of $365,054 for the nine months ended September 30, 2000, and $133,689 for the three months ended September 30, 2000, reflects increases of $295,516 and $129,224 over the respective periods ended September 30, 1999. Ongoing updates of legislative tracking information by Internet Law's subsidiary, GoverNet Affairs, account for approximately $200,000 in production and computer service expense for the nine months ended September 30, 2000, and $120,000 for the three months ended September 30, 2000. Other expenses relate primarily to Internet service provider co-location costs, contract programming expense and ongoing maintenance of computer equipment and software for all subsidiaries.



AMORTIZATION AND DEPRECIATION EXPENSE. During the nine months ended September 30, 2000, amortization and depreciation expense amounted to $1,104,957, compared to $223,514 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, amortization and depreciation expense amounted to $493,608, compared to $80,731 for the three months ended September 30, 1999. The resulting increases of $881,443 and $412,877 are primarily attributable to amortization relating to estimated intangible assets acquired by Internet Law in the acquisitions of GoverNet Affairs, Brief Reporter and ITIS, while the balance of the increases relate to depreciation of fixed-asset acquisitions occurring during the respective periods.



INTEREST EXPENSE. Interest expense of $95,628 incurred for the nine months ended September 30, 2000, includes accrued interest payable to Mr. Carr in the amount of $86,016, of which $41,334 was accrued during the three months ended September 30, 2000. Internet Law calculates the interest based on the terms of ten unsecured promissory notes payable in the total amount of $1,400,000 extended to Mr. Carr.

LIQUIDITY AND CAPITAL RESOURCES



Internet Law's ability to execute its business strategy depends to a significant degree on its ability to attract additional capital. Internet Law's principal demands for liquidity are cash for operations and funds for investment in new database content.

For the nine months ended September 30, 2000, Internet Law's cash and cash equivalents increased by $63,254 from the December 31,1999 balance of $78,544 to $141,798 at September 30, 2000. Cash used in operating and investing activities was $2,966,567 and $1,220,179, respectively. These uses were funded by advances from a related party and issuances of convertible preferred stock. Mr. Carr, Internet Law's Chairman, President and Chief Executive Officer, made advances to Internet Law amounting to $1,400,000 during the six months ended June 30, 2000. These advances are represented by notes payable extended by Internet Law to Mr. Carr, and Mr. Carr has provided a written commitment to Internet Law to provide forbearance and extend the due date on such notes, if to demand payment would impair Internet Law's ability to meet its other existing liabilities and commitments. This commitment is effective for notes between Internet Law and Mr. Carr with maturity dates through March 2001. At September 30, 2000, no principal or interest payments had been made to Mr. Carr in regard to these notes.

On May 11, 2000, Internet Law entered into an intermediate financing agreement with a private capital fund, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared effective the registration statement filed by Internet Law, which registered an amount of shares of its common stock sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. As part of this financing agreement, Internet Law has agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. The estimated fair value of this warrant totaled $1,114,500 and has been recorded in stockholders' equity. The convertible preferred stock purchased by the investor is also subject to mandatory redemption by Internet Law upon the occurrence of a change in control or certain other events. Additionally, Internet Law agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totaled $493,600 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to acquiring this financing arrangement were recorded in stockholders' equity.

 In October 2000 Internet Law executed two demand notes totaling $450,000 in favor of two members of the Board of Directors. The notes bear interest at the rate of prime plus two percent per year and are payable on demand after one year through five years from October 20,2000. At the option of the holder, the notes may be repaid in common stock of Internet Law at a discounted price based on the lowest price at which Internet Law has sold its common stock during the one-year period preceding the exercise of this option.

In addition to negotiating and attempting to close an equity line for $25 million with a private funding source, Internet Law is actively pursuing other financing alternatives. It is anticipated that the additional funds will be used for operations, production of new database content, and increased marketing of our products. Capital expenditures for the balance of 2000 are expected to be insignificant.

Internet Law is actively pursuing acquisition of information companies that will assist and complement its goal of providing superior access to and use of all types of information resources for increasing business, services and knowledge. By expanding our information resource capabilities beyond the legal industry and through the use of our powerful search engines, we intend to become one of the world's most favored information sources for data retrieval of all types. We anticipate that major content additions, including the addition of statutes and case law for all states and large portions of federal law, will have been completed by December 31, 2000, at a significant cost savings due to the acquisition of ITIS. While the concentration of our content building activities in the near term are in increased content additions related to the legal industry, future plans include expanding our information resource capabilities into other areas.

The Board of Directors has approved a name change to "Information
Technology/Information Services, Inc." to more fully describe the products of Internet Law. The shareholders will be asked to approve the name change at Internet Law's annual meeting on March 5, 2001.

Our future success is dependent upon securing additional financing to fund operations and execute our business plan. The inability to obtain additional financing will substantially impact our ability to continue as a going concern. To provide interim financing until the $25 million equity line is completed or an alternative source of long-term financing becomes available, we plan to utilize additional loans from Mr. Carr and other directors and investors. We continue to actively pursue other financing alternatives. While we expect to obtain financing by November 2000, we have been informed by Arthur Andersen LLP, our independent public accountants, that if the conditions described in Note 1 to the consolidated financial statements related to the need for additional financing continue to exist at the time of their audit of the financial statements for the year ended December 31, 2000, their report on those statements will include an explanatory fourth paragraph expressing uncertainty regarding our ability to continue as a going concern.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the nine months ended September 30, 2000, Internet Law's short-term investments consisted of corporate debt securities supported by letters of credit which are classified as "securities available for sale" and are reported at their fair value with accrued interest expense and income recorded when such securities are purchased and sold, respectively. As of September 30, 2000, Internet Law held $155,000 in such investments.

Internet Law is exposed to interest rate risk, as additional financing may be needed due to the operating losses and capital expenditures associated with establishing and expanding its business. The interest rate that Internet Law will be able to obtain on debt financing will depend on market conditions at the time such financing is arranged.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 9, 1999, Loislaw.com, Inc. filed a lawsuit in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against Internet Law, National Law and ITIS. Loislaw.com, one of our competitors, alleged that ITIS breached an agreement between Loislaw.com and ITIS by allegedly providing certain materials to National Law for use on National Law's web site, which allegations have been denied by us and our subsidiaries. The suit seeks, among other things, to enjoin National Law from using such Texas materials, actual damages equal to the value of its market position prior to defendants' alleged tortuous interference with the contract, and actual damages for alleged lost profits.

On October 3, 2000, the District Court granted a partial summary judgment against ITIS. The partial summary judgment was with respect to the disputed retainage under the contract being litigated, in an amount of $82,098. Loislaw.com's claim for attorney's fees was denied. The partial summary judgment is not final and Internet Law intends to make a timely appeal. At this juncture, written discovery has been completed, and depositions are continuing. The case is now set for trial in December 2000. Our management and counsel consider the suit to be without merit, with the exception of partial summary judgment granted against ITIS, and we intend to continue to vigorously defend the case.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2000, Internet Law issued and sold unregistered shares of its common stock to the persons described below:

1. In July 2000, we issued 9,000 shares of our common stock to Value Plus Marketing Inc. as a fee for services valued at $7,889.

2.   .

3. In July 2000, we awarded and issued 25,000 shares of our common stock to W. Allyn Hoaglund for his service as an outside director on Internet Law's Board.

4. In July 2000, we awarded and issued 25,000 shares of our common stock to Donald W. Sapaugh for his service as an outside director on Internet Law's Board.

5. In August 2000, we issued 300,000 shares of our common stock to Sunstate Futures, Inc., as a fee for services valued at $231,081.

6. In September 2000, we issued 9,000 shares of our common stock to Value Plus Marketing Inc. as a fee for services valued at $7,888.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

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

2.4 Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and Internet Law, as Buyer (incorporated by reference to Exhibit 2.1 to Internet Law's Form 8-K filed on November 30, 1999).

2.5 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to Internet Law's Form 8-K filed on November 30, 1999).

2.6 Option Agreement to Purchase Stock, dated November 8,1999, by and between Internet Law, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to Internet Law's Form 8-K filed on November 30, 1999).

2.7 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law, as Seller, and John R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to Internet Law's Form 8-K filed on November 30, 1999).

2.8 Contract for Sale of Stock, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and Internet Law, as Buyer (incorporated by reference to Exhibit 2.7 to Internet Law's Form 8-K filed December 23, 1999).

2.9 Stock Exchange Agreement by and among Internet Law and the Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to Internet Law's Form 10-K/A filed on May 19, 2000).

2.10 Stock Purchase Agreement by and between Internet Law and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.10 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

2.11 Stock Purchase Agreement by and between Internet Law and John McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

2.12 Stock Purchase Agreement by and between Internet Law and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

2.13 Stock Exchange Agreement by and among Internet Law and all of the shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.13 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

3.1 Amended and Restated Certificate of Incorporation of Internet Law (incorporated by reference to the Annex A of Internet Law's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).

3.2 Bylaws of Internet Law, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13, 1999).

3.3 Certificate of Designation for Internet Law's 5% Series A Convertible Preferred Stock (incorporated by reference to
               Exhibit 3.3 to Form 10-K/A filed on May 19, 2000).

10.1 Option Agreement between Internet Law and Hunter M. A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).

10.2 Option Agreement between Internet Law and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).

10.3 Consulting Agreement between National Law and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Company's Registration Statement on Form S-8 filed on April 2, 1999).

10.4 Continuing Service Agreement between National Law and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit 10.4 to Internet Law's Form 10-K filed on October 13,
               1999).

10.5 Management and Financial Services Agreement between National Law and ITIS, effective March 1, 1999 incorporated by reference to
               Exhibit 10.5 to Internet Law's Form 10-K filed on October 13,
               1999).

10.6 Software Development and Consulting Agreement between National Law and ITIS dated March 24, 1999 (incorporated by reference to
               Exhibit 10.6 to Internet Law's

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

               Form 10-K filed on October 13, 1999).

10.7 Option Agreement to Purchase Stock, effective March 30, 1999, by and between Internet Law and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to Internet Law's Form 10-K filed on October 13, 1999).

10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Company's Form 10-K/A filed on October 28, 1999).

10.9 Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Company's Form 10-K/A filed on October 28, 1999).

10.10 New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Company's Form 10-K/A filed on October 28, 1999).

10.11 Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Company's Form 10-K/A filed on October 28, 1999).

10.12 Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to Internet Law's Form 10-K/A filed on May 19, 2000).

10.13 Convertible Preferred Stock Purchase Agreement by and among Internet Law and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to Internet Law's Form 10-K/A filed on May 19, 2000).

10.14 Warrant to purchase 500,000 shares of Internet Law's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.14 to Internet Law's Form 10-K/A filed on May 19, 2000).

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

10.17 Consulting Agreement by and between Venco Compliance, Inc. and Kathryn Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company's Form 8-K/A filed on April 5,
               2000).

27.1*          Financial Data Schedule for the nine months ended September 30,
               2000.

*Filed herewith.

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter for which this report is filed:

         (1) Form 8-K filed on May 15, 2000, reporting under Item 2 the acquisition of all of the outstanding stock of ITIS, Inc.

         (2) Form 8-KA filed on July 14, 2000, reporting the unaudited financial statements for Internet Law's acquisition of ITIS, Inc. reported on Form 8-K filed on May 15, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERNET LAW LIBRARY, INC.




November 14, 2000                      /s/ Hunter M.A. Carr
                                       --------------------------------------
                                       Hunter M.A. Carr
                                       President and Chief Executive Officer

November 14, 2000                      /s/ Joanna Hoover
                                       --------------------------------------
                                       Joanna Hoover
                                       Principal Accounting Officer