Form 10-K405
period 2000-12-31
INTERNET LAW LIBRARY INC
filed 2001-04-17
CIK 3959

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File number: 1-07149
                                   ----------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
            -------------------                    ---------------------
                   None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)
                                   ----------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 12, 2001 was $8,412,276 (based on the closing price of $0.23 per share on April 16, 2001 as reported on the over-the-counter Bulletin Board).

      As of April 12, 2001, 36,575,112 shares of Registrant's Common Stock were outstanding.

================================================================================

                            INTERNET LAW LIBRARY, INC
                                    Form 10-K
                      For the Year Ended December 31, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
 1. Business ..............................................................    3
 2. Properties ............................................................   15
 3. Legal Proceedings .....................................................   15
 4. Submission of Matters to a Vote of Security Holders ...................   16

                                    PART II
 5. Market for Registrant's Common Equity and Related Stockholder Matters .   16
 6. Selected Consolidated Financial Data ..................................   17
 7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................   18
7A. Quantitative and Qualitative Disclosures about Market Risk ............   23
 8. Consolidated Financial Statements and Supplementary Data ..............   23
 9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure ............................................   23

                                    PART III
10. Directors and Executive Officers of Registrant ........................   25
11. Executive Compensation ................................................   28
12. Security Ownership of Certain Beneficial Owners and Management ........   33
13. Certain Relationships and Related Transactions ........................   33

                                    PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8K ........   35

                                     PART I

      This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of Internet Law Library or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates," "estimates," "expects," "projects," "plans," "intends," "should," "could" or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of Internet Law Library's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of Internet Law Library's working capital and the ability of Internet Law Library to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although Internet Law Library believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by Internet Law Library or any other person that the objectives and plans of Internet Law Library will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, Internet Law Library undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

Item 1. Business

General

      Internet Law Library, formerly known as Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through CD-Rom media and Internet sites with subscription access, licenses and transaction fees for databases through our subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., Brief Reporter, LLC and Compass Data Systems, Inc. We also provide safety training, information and support with federal regulations through our wholly owned subsidiary, Venco Compliance Inc., and database content, software, hardware and other support through our subsidiary, ITIS, Inc. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by us or our subsidiaries. We also market a CD-Rom product and a Website that assists in medical billing. Customers using these Internet sites pay subscription fees under monthly, quarterly or annual subscription agreements or per-use licenses.

      Internet Law Library's common stock is traded on the over-the-counter Bulletin Board under the symbol "ELAW.OB."

      Our board of directors has approved a name change to "ITIS, Inc." to better describe the products of Internet Law Library as being information technology and information services. The stockholders will be asked to approve the name change at Internet Law Library's annual meeting, which is anticipated to be held on September 11, 2001.

Corporate History

      Internet Law Library was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, Internet Law Library was reincorporated in Delaware as a result of a merger and the corporate name was changed to Planet Resources, Inc. Between 1992 and our reverse acquisition by National Law Library in March of 1999, Internet Law Library had no operations; however, we maintained certain mining properties which were to be indirectly distributed to those stockholders who were stockholders of Internet Law Library prior to the reverse acquisition by National Law Library. Effective March 27, 2001, the foregoing mineral rights were indirectly distributed to the original stockholders of Internet Law Library pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, which was one of Internet Law Library's wholly owned subsidiaries, was spun-off from Internet Law Library and acquired the mining and related interests. Internet Law Library no longer maintains any interest in these properties.

      National Law Library, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. After its formation, National Law Library's then sole stockholder, who is the current President, Chief Executive Officer and Chairman of Internet Law Library, contributed to National Law Library all of his rights and interests in the Litidex(R) search, retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law. Commercial operations began in January 1999, the same month in which National Law Library agreed in principle to be acquired by Internet Law Library.

      Under the original Agreement and Plan of Distribution dated March 25, 1999, each share of National Law Library common stock was exchanged for one share of the unregistered common stock of Internet Law Library. In contemplation of this transaction, Internet Law Library's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2 million shares of Internet Law Library's common stock being outstanding immediately prior to the merger. After giving effect to these transactions, former National Law Library stockholders owned 18 million shares of unregistered common stock of Internet Law Library and the original stockholders of Internet Law Library owned 2 million shares of Internet Law Library common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to "Internet Law Library, Inc." Under the terms of an Agreement and Plan of Reorganization dated March 25, 1999, the majority of our original board of directors resigned and were replaced with directors elected by our new stockholders.

Recent Transactions

      Internet Law Library and ITIS, a company wholly owned until January 2000 by Hunter M. A. Carr, the Chairman of the Board, Chief Executive Officer, and President of Internet Law Library, signed certain agreements under which ITIS provided database content and various management, staffing and procurement services and office space to National Law Library until Internet Law Library's acquisition of ITIS on April 30, 2000. Mr. Carr was the sole stockholder of ITIS during the period from National Law Library's inception on November 30, 1998 to December 31, 1999. During the three months ended March 31, 2000, Mr. Carr sold approximately 92% of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law Library or are entities controlled by directors of Internet Law Library. Apart from the content agreement with ITIS, the service agreements with National Law Library were put in place to provide an interim infrastructure until such time as additional financing and cash from operations became available. On April 30, 2000, Internet Law Library acquired all of the outstanding stock of ITIS. According to the terms of the Stock Exchange Agreement dated April 30, 2000, Internet Law Library exchanged 5,044,903 unregistered shares of its common stock for all of the outstanding common stock of ITIS. While serving as one of Internet Law Library's providers of case law content, ITIS also furnishes hardware, software, content conversion technology and management support and expertise to other affiliates of Internet Law Library. Internet Law Library anticipates using ITIS' expertise in the future to provide similar products in other industries.

      Of the 5,044,903 shares of Internet Law Library common stock issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of Internet Law Library or their beneficiaries and 332,300 shares were issued to five officers of Internet Law Library as shown below:

                                                                       Number of
Name of Director/Officer                             Position           Shares
------------------------                             --------          ---------
Hunter M.A. Carr...........................  Director and officer       196,003
W. Paul Thayer (Thayer Investment Co.).....  Director                   750,000
Kelley V. Kirker...........................  Director and officer       500,000
Eugene A. Cernan...........................  Director                    25,000
George A. Roberts, ........................  Director                   250,000
Edward P. Stevens..........................  Officer                    150,000
Donald H. Kellam...........................  Officer                    150,000
David P. Harriman..........................  Officer                     25,000
Robert Sarlay..............................  Officer                      3,300
K. Charles Peterson........................  Officer                      4,000
                                                                      ---------

     Total.................................                           2,053,303
                                                                      =========

      On May 11, 2000, Internet Law Library entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law Library's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law Library is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by Internet Law Library effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor is subject to mandatory redemption by Internet Law Library upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a $25 million equity line which was completed on November 20, 2000 and is described below, Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. The estimated fair value of these warrants totals $710,397 and has been recorded in stockholders' equity. Additionally, on May 11, 2000 Internet Law Library agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totals $448,817 and has been recorded in stockholders' equity. On December 5, 2000 Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 41,650 shares of its common stock at an exercise price of $.288 per share. The estimated value of this warrant totals $8,158 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. Due to recent litigation in regard to the foregoing financing agreements, it is unlikely that any further funding will occur from this private capital fund and that any more conversions of preferred stock will occur.

      On July 27, 2000, Internet Law Library's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc., a private Nevada corporation, for up to $2.5 million in unregistered shares of Internet Law Library's common stock. Stock purchase agreements by and between Internet Law Library and certain stockholders of Compass Data Systems were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, Internet Law Library agreed to issue an aggregate of 1,676,105 unregistered shares of its common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass Data Systems common stock owned by Jeremiah Kane, John McHugh and Jack Ben Ezra. As of April 12, 2001, 1,670,378 of these shares had been issued. These issuances were made in reliance upon the Section 4(2) private placement exemption from registration. None of these sellers received registration rights for the Internet Law Library shares they received in this transaction. The remaining 5,727 shares will be issued when a selling shareholder surrenders the small remaining Compass Data shares still in his possession.

      Compass Data Systems provides electronic information publishing services in a completely searchable infobase to a wide variety of industries and organizations. Compass Data Systems hosts an Internet site at www.compassdata.com. Using Internet and CD technology, clients can search through computer files that represent significant amounts of paper in seconds. These infobases are quickly accessed through a hard drive, CD-Rom or the Internet.

      On September 28, 2000, Internet Law Library's board of directors approved the purchase of all of the stock of Venco Compliance, Inc., a private Texas corporation, from Donald E. Tull and Cathryn V. Tull. In connection with this acquisition, Internet Law Library issued an aggregate of 100,000 unregistered shares of Internet Law Library's common stock at closing on October 1, 2000, valued then at $90,600. Internet Law Library may issue an additional 25,000 unregistered shares each to Donald Tull and Cathryn Tull in the future for consulting services with the last issuance occurring in the year 2003. Venco Compliance has also entered into a consulting agreement with Cathryn Tull that pays her $72,000 per year for a term of one year, with a renewal right for a one-year term on each anniversary of the agreement. In addition, Ms. Tull is eligible to receive a cash bonus based on Venco Compliance's revenues. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the Internet Law Library shares they received in this transaction.

      Venco Compliance is in the business of selling compliance and safety training and information such as OSHA regulations to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances.

      In October 2000, Internet Law Library executed demand notes for $400,000 and $50,000 in favor of George A. Roberts and W. Allyn Hoaglund, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive. This arrangement is the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement is in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library can deliver a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intends to sell on each put up to a maximum of 150% of the product of the weighted average daily price of Internet Law Library's common stock and the weighted average trading volume (closing bid price multiplied by volume for a particular day) for the twenty trading day period prior to the delivery of a put. The number of shares to be acquired by the investor in each put is determined by dividing the dollar amount of the put by 90% of the average of the two lowest closing bid prices for our stock during the ten trading days preceding the date of the put. The maximum amount that Internet Law Library can receive under the Securities Purchase Agreement is $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) are permitted to hold at any one time, which is 4.99% of the then outstanding common stock of Internet Law Library. The following are certain conditions that must be met before Cootes Drive is obligated to accept a put from Internet Law Library:

      (i) the registration statement must be declared effective by the SEC and remain effective, which registration statement was declared effective by the SEC on January 11, 2001;

      (ii) the closing bid price of Internet Law Library's common stock must be at least $1.50 and its weighted average daily trading volume must be at least $75,000 for the ten trading days preceding both the date of the put and the closing date of the put;

      (iii) the representations and warranties given by Internet Law in the Securities Purchase Agreement must be true and correct, and Internet Law Library must comply with the provisions of the agreement;

      (iv)  Cootes Drive must receive an opinion of counsel; and

      (v) Internet Law Library's Common Stock must remain traded on the over-the-counter Bulletin Board or a more prestigious trading market or exchange.

There can be no guarantee that these conditions will be met or that Internet Law Library will be able to draw down on any portion of this agreement. As of April 12, 2001, Internet Law Library did not meet certain of the funding conditions listed in the agreement and was not able to obtain any funds under this financing arrangement. On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in the United States District Court against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, SEC violations, civil RICO, fraud, violations of Texas securities laws, and other Texas statutes and conspiracy. Due to this recent litigation we believe it is highly unlikely that any further funding will occur from this private capital fund, and that Cootes Drive will not honor a put even if Internet Law Library meets the above requirements in the future. For more information on this litigation, see Note 14.

      In connection with the equity line arrangement, Cootes Drive surrendered for cancellation the five-year warrant for 500,000 shares at an exercise price of $3.56 that was issued on May 11, 2000, and Internet Law Library issued:

      (i) a five-year warrant No. 2 to Cootes Drive for the purchase of 250,000 shares of common stock at an exercise price of $3.56 (issued in connection with the preferred stock offering);

      (ii) a five-year warrant No. 3 to Cootes Drive for the purchase of 250,000 shares of common stock at an exercise price of $0.60;

      (iii) a five-year warrant No. 4 to Cootes Drive for the purchase of 1,000 shares for every $100,000 of puts delivered at an exercise price of 120% of the average closing bid price of the common stock for the five trading days preceding the closing of a put (which shall vest in part each time a put is closed); and

      (iv) a five-year warrant No. 5 to Cootes Drive which becomes exercisable only if Internet Law Library does not deliver puts in the aggregate amount of $10,000,000, at an exercise price equal to the average of the lowest three bid prices in the 90-day period preceding the exercise.

      On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note is a demand note, and accrues interest at the rate of 5% per annum. The principal can be converted to common stock of Internet Law Library based on a conversion price equal to the lesser of (i) $0.288 or (ii) 80% of the average of the three lowest closing prices during a 20 day period prior to the date of conversion. In connection with this promissory note, Internet Law Library issued a warrant to the investor for 41,650 shares at an exercise price of $0.228 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. Funding of this note was contingent upon, among other things, the weighted average daily trading volume for Internet Law Library's common stock averaging $165,000 for the period between December 5, 2000 and January 14, 2001. Upon closing of this second promissory note, Internet Law Library was to be obligated to issue a five-year warrant for 41,650 shares with an exercise price equal to the average of the closing bid prices of the common stock for the five trading days prior to issuance of this note, and register the resale of such shares. These conditions were not met and this additional funding never occurred.

      On December 5, 2000, Internet Law Library granted registration rights to the investor for up to 17,541,650 shares of common stock it may acquire under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC on Form S-1 covering the resale of these shares that was declared effective on January 11, 2001.

      In January 2001, Internet Law Library executed a demand promissory note in the amount of $100,000 payable to an unaffiliated third party. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      In February 2001, Internet Law Library executed demand notes for $190,000 and $50,000 in favor of George A. Roberts and W. Paul Thayer, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On February 28, 2001, Internet Law Library executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On April 5, 2001, Internet Law Library executed a demand promissory note for $70,000 in favor of W. Paul Thayer, a member of our board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      During the year ended December 31, 2000, Internet Law Library's cash and cash equivalents decreased by $38,069 from the December 31,1999 balance of $78,544 to $40,475 at December 31, 2000. Cash used in operating and investing activities was $4,722,681, cash used in investment activities was $1,405,486, and cash provided by financing activities was $6,090,098. During the year ended December 31, 2000, Internet Law Library borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Mr. Carr advanced an additional $255,000 during January and February 2001, and $200,609 since March 1, 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for the $200,609 advanced to Internet Law Library since March 1, 2000. As of April 12, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr were $2,010,609 and $239,081, respectively.

      As shown in the accompanying consolidated financial statements, Internet Law Library has incurred significant losses from operations, maintains a working capital deficit and has used significant cash in operations. During 2000 and the first quarter of 2001, borrowings from Hunter M. A. Carr and other directors of Internet Law in addition to an equity line financing agreement provided the cash necessary to fund cash flow shortages. Internet Law Library will require additional financing to fund its operations and execute its business plan. The inability to obtain this additional financing will substantially impact Internet Law Library's ability to continue as a going concern. In its report on Internet Law Library's Financial Statements for the year ended December 31, 2000, Harper & Pearson Company, Internet Law Library's independent auditors, state that Internet Law Library's recurring losses from operations, negative working capital and cash flows, and retained deficits derived from its continuing losses raise substantial doubt about its ability to continue as a going concern.

Products and Services

      Brief Reporter offers more than 7,000 legal briefs on its Website (www.briefreporter.com), making it one of the largest brief banks on the Internet. Subscribers and transactional users can search among legal briefs from actual cases. The Website offers featured briefs as well as notification of new materials. Brief Reporter also earns some of its revenue from advertising.

      GoverNet Affairs offers subscribers a cost-effective legislative information management service that uses the Internet to save time and money by monitoring and reporting the progress of pending legislation in all 50 states and the U.S. Congress. Using GoverNet Affairs' Website, subscribers may sign up for the following services:

      o customized daily, weekly or monthly reports showing the status of targeted legislation that may be summarized by topic or by legislator, and may be downloaded for internal use;

      o     e-mail alerts that can be sent when pending bills are revised;

      o legislative tracking teams comprised of management, lobbyists and attorneys who may communicate with one another with password-protected privacy; and

      o behind-the-scenes commentaries on pending bills that are available from a network of political consultants.

      GoverNet Affairs was built to be one of the most powerful online search tools on the Internet for state and federal legislation. Using a multiple-matrix database, nightly searches are conducted of every source of state and federal legislation available on the Internet, and then this data is stored for retrieval and processing. With this system, GoverNet Affairs performs text comparisons and attaches information such as user notes and other user-specific fields to any pending bill that is described over an Internet site. The system is monitored to provide maximum coverage by jurisdiction and by topic. GoverNet Affairs' legislative information is available at its Website, www.govaffairs.com.

      ITIS hosts a Website at www.itisinc.com. With its predecessors, it has been in business for 15 years, offering litigation support, data conversion and other Internet-related services. At present, it is concentrating its efforts on assisting National Law Library in content development.

      National Law Library provides a "virtual" law library that is designed for performing legal research from offices, homes, or portable laptops. We believe that National Law Library attracts people who need to conduct legal research, and prefer to do so quickly, easily and inexpensively over the Internet. Built upon Web-based architecture, National Law Library's virtual library enables users to access a database providing core legal information at an attractive price. National Law Library endeavors to grow by continuing to improve its search engine, publishing accurate and current databases, adding to its forms and legal articles libraries, maintaining its low cost, and developing Internet-oriented editorial features, among other legal products.

      The Litidex(R) search engine used by National Law Library's subscribers provides for high-speed data retrieval using Boolean, proximity and citation search criteria. National Law Library's primary products are case law and statutory law databases. National Law Library's legal information is available through its Website at www.itislaw.com and can be searched, downloaded and printed.

      Compass Data Systems provides electronic information publishing services in a completely searchable infobase to a wide variety of industries and organizations. Compass Data Systems hosts an Internet site at www.compassdata.com. Using Internet and CD technology, clients can search through computer files that represent significant amounts of paper in seconds. These infobases are quickly accessed through a hard drive, CD-Rom or the Internet.

      Venco Compliance is in the business of selling compliance and safety training and information such as OSHA regulations to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances.

      In addition to our existing products and services, Internet Law Library expects to provide a number of additional services in the future, which may include the following:

      o database content and similar products for additional industries and business endeavors;

      o database inquiry, retrieval, and review of all state and federal case law;

      o database inquiry and retrieval of all state and federal statutes, codes, constitutions, and rules and regulations;

      o     fast and frequent updating of all data;

      o     linking statutes to proposed and pending legislation;

      o     extensive linking of citations among databases;

      o     linking cases and briefs;

      o     citation service;

      o     additional forms;

      o     topical classification of legal information; and

      o     other such related legal research tools as needed by customers.

      Our ability to provide additional services and expand our market depends upon a number of factors, many of which are beyond our control. These factors include the rates of and costs associated with new customer acquisition, customer retention, capital expenditures and other costs relating to the expansion of operations, the timing of new product and service announcements, changes in our pricing policies and those of our competitors, market acceptance of our services, changes in operating expenses, strategy and personnel, increased competition, and general economic factors including the financial and operating condition of the Company. There can be no assurance that we will be successful in selling our services or achieving profitability or positive cash flow in the future.

Agreements with ITIS

      Mr. Carr founded ITIS in 1994 as a document management firm specializing in litigation support. The databases used by National Law Library's subscribers can be accessed and searched through a software retrieval engine known as Litidex(R), which was developed by Mr. Carr through ITIS and other programmers. The exclusive rights to use Litidex(R) were conveyed to Mr. Carr in November 1998 while Mr. Carr was the sole stockholder of ITIS. Mr. Carr then contributed these rights, together with certain database content consisting primarily of Texas case law, to National Law Library upon its formation on November 30, 1998. Following National Law Library's formation, ITIS provided it with needed infrastructure pursuant to certain agreements with ITIS, the material terms of which are described below.

      Under a continuing services agreement dated effective December 1, 1998, between National Law Library and ITIS, ITIS agreed to provide National Law Library with data files containing case law and statutes as are in the public domain, together with coding and proprietary editing services covering these data files. National Law Library was charged $0.65 per 1,000 characters for those data files that satisfied certain prescribed quality control requirements. Under this continuing service agreement, National Law Library agreed for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. Despite the contract rate of $0.65 per 1,000 characters, during the six months ended December 31, 1999, National Law Library revised its accounting for its purchases of content from ITIS due to the common control exercised over both entities by Mr. Carr. During this period, 10,332,200,000 bytes of case law content were delivered by ITIS to National Law Library at a contract value of $6,722,000. National Law Library, however, recorded this content at ITIS' estimated cost of $987,594.

      Under a management and financial services agreement dated effective March 1, 1999, between National Law Library and ITIS, ITIS provided accounting, staffing and procurement services, and office space to National Law Library. National Law Library paid ITIS a monthly management fee of $3,600, plus $85 per hour for accounting services, 125% of the cost of staffing services, 120% of the cost of office supplies, equipment and telephone services and 115% of the cost of office space rental.

      Under a separate agreement dated effective March 23, 1999, between National Law Library and ITIS, ITIS also agreed to provide National Law Library with software development and consulting services for National Law Library's database and retrieval software. We now provide all of these aforementioned services ourselves, as ITIS was acquired by Internet Law Library and became one of our wholly owned subsidiaries on April 30, 2000.

Raw Materials

      Pending legislation, court opinions, and statutes are public information that is not protected by copyright law. There are other vendors for this type of information. In addition to obtaining such data internally, National Law Library also obtains content for its databases from ITIS, which also formats and uploads the content to National Law Library's Website. New content, including new or pending legislation and recently decided case law, is acquired electronically at no charge or purchased directly from the respective legislatures and courts or other third parties.

Customers

      National Law Library has historically targeted its sales to small law firms and solo practitioners who may find competitors' products too expensive. Small firms and solo practitioners typically require legal information for the states in which they practice. National Law Library intends to continue to increase the number of state law databases available through its Website, and also intends to continue to aggressively market its products and services to additional small law firms and solo practitioners, as well as larger law firms and corporate legal departments. However, there can be no assurance that National Law Library will be successful in these efforts.

      The customers of GoverNet Affairs are primarily large law firms, trade associations, and corporations doing business in many states, while Brief Reporter's customers range from lawyers in sole practice to large nationally recognized law firms.

      Compass Data Systems publishes legal data in Florida, Missouri, Kansas, Illinois and Texas. Due to the low cost nature of the CD products, Compass has historically sold information to small to mid-sized law firms, government agencies, local governments and other small office professionals. Compass Data Systems intends to continue its campaign to target these smaller customers, and looks to increase revenue by adding new states to its product offering. Compass Data Systems also publishes materials on CD-Rom that are marketed to members of the American Medical Association.

      Customers of Venco Compliance include dry cleaning facilities, paint and body shops, health service locations (including nursing homes), auto repair shops and electroplating plants. Our target market for expansion includes hotels/motels, convenience stores, school facilities and any other operation governed by OSHA regulations. Through extensive research and onsite installation, Venco has developed a program that meets and exceeds Federal regulations for OSHA compliance, and enables small business owners to economically ensure compliance with complex and changing Federal OSHA regulations.

Business Strategy

      Although there can be no assurances that we will be successful in these endeavors, our objective is to become one of the leading and most affordable providers of database content resources. Our strategy to accomplish this objective is to gain market share by:

      o     the innovative use of the Internet and other technology;

      o     offering our products and services at extremely competitive prices;

      o     the use of various media to attract and retain customers;

      o enriching core legal information with Internet-focused editorial enhancements;

      o     providing excellent customer service and technical support; and

      o adding content databases in fields outside of the legal and medical fields.

Internet and Technology

      We expect to remain competitive in the market for legal research through the continued use of the Internet and other forms of technology. We believe that National Law Library, GoverNet Affairs, Compass Data Systems and Brief Reporter are at the forefront in the use of technology in the legal and legislative research industry. In the case of National Law Library, this belief stems from the portability of National Law Library's products and services, and because of the speed of National Law Library's search engine, Litidex(R), that is not available to our competitors. We believe that Litidex(R) is a superior product to those used by our competitors.

      National Law Library, Compass Data Systems and Brief Reporter strive to be at the forefront of cutting-edge technology in both hardware and software as it relates to the needs of the legal profession, and to document automation and data search and retrieval methods. Specifically, we intend to:

      o keep our databases current with immediate updates to case law, statutes, and rules and regulations online;

      o provide enhanced search capabilities including additional fielded and multiple database searching;

      o     retain staff who are experienced legal researchers;

      o retain staff who are proficient in all phases of the Internet, not just from a user point of view, but also as an Internet provider and purveyor;

      o develop extensive linking across databases and Websites to facilitate legal research;

      o strengthen our Litidex(R)search engine by remaining current in software and hardware development; and

      o combine word search and subject indexing to enhance search efficiency.

      GoverNet Affairs has developed a technology capable of crossing state and federal jurisdictions and integrating related legislation in a manner that is neither easily replicated nor available through a competitor. While there are other single-state vendors of legislative tracking and reporting services, we believe that GoverNet Affairs is without peer on a National basis.

      GoverNet Affairs intends to maintain its technological advantage by:

      o hiring and retaining experienced staff with successful backgrounds in technology development; and

      o maintaining system reliability by continually upgrading servers, data lines, and redundancy components.

      However, there can be no assurance that we will be successful in hiring the necessary personnel who are qualified to use these new technologies effectively, develop new services or enhance existing services on a timely basis or that such new technologies or enhancements will achieve market acceptance. In addition, there can be no assurance that services or technologies developed by others will not render our services or technology non-competitive or obsolete.

      In addition, the market for Internet services is in an early stage of growth. Our services will depend upon the continuing development and expansion of the market for Internet services. If the demand for Internet services fails to continue to grow, grows more slowly than anticipated or becomes saturated with competitors, we will be materially adversely affected.

      We are also at risk to fundamental changes in the way Internet access is delivered. As the Internet becomes accessible through other devices and services, we will have to develop new technology or modify our existing technology to accommodate these developments. There can be no assurance that we will succeed in adapting our Internet access business to alternative devices and conduits.

Competitive Pricing

      We expect to achieve our business strategy in part through competitive pricing. National Law Library charges its subscribers a monthly fee for its services as well as offers services on a transactional, or "per-use" basis. Upon payment of the monthly fee, subscribers receive unlimited search and retrieval services and related products. Presently, aside from promotional and introductory discounts, National Law Library's basic monthly fee is $34.00 for one state database and $75.00 for all the states and the federal databases offered by National Law Library. Monthly pricing will change as additional databases and enhanced features are included in the National Law Library's library. National Law Library has also developed transactional pricing for non-subscribers as an added revenue source.

      We believe the fees charged by National Law Library are significantly less than most of our competitors. National Law Library expects to be able to maintain this price advantage over its competitors because we believe that we have relatively low overhead and infrastructure expenses relative to our competition. National Law Library's goal is to remain substantially less expensive than its major competitors.

      National Law Library's customers have the option of discontinuing their service at the end of any month for any reason. If a significant number of customers so elect, and we are unable to attract new customers, our financial results will be materially adversely affected.

      GoverNet Affairs prices its services on an annual basis, and typically bills its customers in December for the legislative sessions beginning in January of the next year. Annual subscription amounts are based on the number of legislative bodies covered, the number of legislative issues profiled, the nature of this profiling and the extent and number of customer users requiring access to the database. Annual fees can range from $600 for access to the database with no downloading, tracking or reporting capability, to several thousand dollars for access to profiled data that is tracked and reported daily for one or more states and the U.S. Congress.

      Brief Reporter charges its customers on both a subscription and single transaction basis.

      Venco Compliance sells its basic compliance program on a one to two year basis for $520 per year, and offers expanded, customized programs at an additional cost. Compliance consulting services are available at an hourly rate.

      Compass Data Systems prices its CD legal products based on the information offered and the number of updates required. Prices range from $89 for Missouri Statutes, which are updated annually, to $699 for Florida Administrative Code, which is updated monthly. Compass also offers several products in the $199 to $399 range which are updated quarterly. The medical branch of Compass Data produces products for the American Medical Association (AMA) that are marketed by the AMA to its members. Compass receives royalties from the AMA based on an annual sales agreement. Compass Data Systems has found that all of its product offerings are priced well below its competitors.

Sales and Marketing

      One of the ways National Law Library expects to gain market share is to identify potential customers for its products and services, and employ a marketing strategy to change potential customers into customers. There are over one million active lawyers practicing in the United States. National Law Library intends to focus on a very broad and expansive market, including:

      o     solo legal practitioners;

      o     local, state and National law firms;

      o     public libraries;

      o     judges and court personnel;

      o     legal assistants and paralegals; and

      o     other companies.

      In addition, in order to sell its products and services to lawyers and other market participants, National Law Library plans to use a marketing strategy that has several elements:

      o     telemarketing directly to licensed attorneys;

      o     trade show exhibits;

      o     mailings, flyers and electronic mail distributions;

      o     advertising with displays in target market magazines;

      o     Internet affiliate marketing programs;

      o     advertising on the Internet;

      o     direct selling via National Law Library's Website; and

      o writing and publishing a regular monthly newsletter to current and interested customers.

      Brief Reporter, GoverNet Affairs and National Law Library offer their services to each other's customers, and intend to conduct their sales and marketing efforts on a mutual basis.

      GoverNet Affairs expects to gain sales in several significant markets, including:

      o     corporate regulatory and governmental affairs departments;

      o     the lobbyist and legal communities;

      o     trade, professional and nonprofit associations;

      o     county and municipal governments and educational institutions; and

      o     the legislative community itself.

      GoverNet Affairs presently employs outside sales professionals who call directly on potential customers and inside telephone sales professionals who make presentations through phone call demonstrations. Additionally, our sales representatives and executives appear at trade shows and present live demonstrations. We do not anticipate that any significant amount of marketing will be done by mail, flyers or direct print media campaigns.

Customer Service and Technical Support

      National Law Library strives to retain its customers and obtain new customers through its dedication to customer service and technical support. National Law Library employs customer service technicians whose primary job is to help customers when they have questions or problems with its products or services. One of National Law Library's goals is to keep customers informed of coming enhancements to assure customers that they are staying current with its products or services. Customer support is available 24 hours a day, 7 days a week.

      GoverNet Affairs, Brief Reporter and Compass Data Systems maintain a customer service and technical support staff adequate to meet current customer needs. Available during normal working hours, such service and support is generally needed only when customers undergo staff turnover and retraining is necessary.

Intellectual Property Rights

      We regard our search engines, software technologies, databases and database management software as proprietary. We depend on trade secrets for protection of our software. We have entered into confidentiality agreements with our management and key employees covering this software, and limit access to this software and other proprietary information. There can be no assurance that the steps taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies that are equivalent or superior to our services or technologies.

Market/Industry

      Industry sources estimate the market for on-line legal information will top $2.1 billion in 2001 and will grow to $3 billion by 2003. With the growth in litigation (28% increase in civil lawsuits and 55% in criminal cases from 1984-97), the demand for the convenience of on-line legal research is increasing as well. The number of licensed attorneys in the United States surpassed the 1 million mark in 2000, of which an estimated 500,000 to 700,000 are practicing either as sole practitioners or in a small (2-10 attorney) legal office. National Law Library is focusing its new business development efforts in the sole practitioner/small legal office market, which we feel offers the greatest potential to generate new subscription revenues. The increased popularity of the Internet, both domestically and internationally, and the movement towards conservation of natural resources by using less paper further strengthens our belief in the future of on-line legal research. Although there can be no assurance of its success, we anticipate that in the near future, we may be able to significantly increase our number of customers and potentially generate substantial monthly gross revenues.

      According to the Center for Responsive Politics in Washington, D.C., the amount of money spent in 1999 by interest groups, primarily corporations, on lobbying efforts in Washington, D.C., was more than $1.42 billion. Not included in this amount are expenditures by unions and most trade associations for whom rigid disclosure structures are not mandated. At the state level, there is little consistent state-by-state publicly available information concerning lobbying expenditures. Accordingly, we feel that there is a large untapped market for the services provided by GoverNet Affairs.

Competition

      The competition in the legal research industry is intense. National Law Library's principal competitors have significantly greater resources than it does, and this competition may adversely affect Internet Law Library's consolidated results of operations. The market for electronic legal information is currently dominated by West Group, a division of The Thomson Corporation, a Canadian company, and LEXIS/NEXIS(R), which is owned by Reed-Elsevier, an Anglo-Dutch company. These competitors are both large, well-established companies. They offer databases that are similar to and larger than the databases that National Law Library offers. These competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. They can thus undertake more extensive marketing campaigns, respond more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the development, promotion and sale of their products than we can. West and LEXIS have significant penetration in the large law firm market, a market in which Internet Law Library intends to compete. National Law Library also competes with other companies that offer fee-based access to selected legal databases over the Internet. Several of these companies have recently been acquired by West and LEXIS. These companies may be more successful than National Law Library in capturing market share. Compass Data Systems, which provides legal information in CD-Rom format, has similar strong competition to National Law Library.

      While many legal briefs are available from document retrieval services, we believe that Brief Reporter is without competition in providing legal briefs to attorneys and other interested parties in a searchable database format.

      We believe that GoverNet Affairs has a significant technological lead over its competitors. With one known exception, GoverNet Affairs' current competitors are computer-based, not Internet-based. The perceived newness and unproven stature of the Internet is expected to make it difficult, though not impossible, for these competitors to switch to an Internet-based delivery model. However, there can be no assurance that GoverNet Affairs' competitors will choose not to recognize the value of the Internet and elect not to revise their business model accordingly. Should some of these competitors become Internet-based, it is very possible, given their existing customer and revenue bases, that they could experience greater success than GoverNet Affairs in capturing market share.

      We believe that Venco Compliance, in conducting customer specific on-site installation and training of staff regarding safety and compliance issues as well as producing related printed materials, offers a comprehensive service exceeding that of their competition. While the services of known competitors are limited exclusively to supplying printed materials, Venco also offers consultation on an hourly basis to businesses with specific safety and compliance needs.

      Due to their unique relationship with the American Medical Association, the medical branch of Compass Data Systems is without competition in many regards. The products "Medicare Fee Calculators" and "Code Manager" have only one significant competitor, and Compass has priced these products well below the prices of competitors.

Employees

      Internet Law Library and its subsidiaries had 85 full-time employees and 2 contract employees as of March 31, 2001. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

Item 2. Properties

Facilities

      Our primary executive offices are at 4301 Windfern Road, Houston, Texas 77041. From July 1999 through June 2000, we paid allocated monthly charges of approximately $3,100 under a lease commitment of our subsidiary ITIS. In July 2000, the building lease increased to $18,600 per month, and our allocated monthly charges increased to $12,400. Venco Compliance's offices are now housed in this space. GoverNet Affairs maintains its principal offices at 1600 Parkwood Circle, Atlanta, Georgia 30339, where its monthly rent is approximately $3,400. Brief Reporter, a subsidiary of National Law Library, maintains its principal offices at 310 East Main St., Charlottesville, Virginia 22902, where its monthly rent is approximately $3,900. Compass Data Systems maintains its principal offices at 1182 West 2400 South, Salt Lake City, Utah 84119, where its monthly rent is approximately $4,400.

      Management believes that our current facilities are adequate to meet our needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

Other Property

      We formerly owned subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. We have no competitive economic position in the mining industry as no mineral production has ever been realized. Further, we have not received revenue from our mineral rights for the last several years. At December 31, 1999, we recorded $10,000 as other current assets related to these mineral rights. At December 31, 2000, we were advised that these mining assets had no realizable value and accordingly we wrote off the $10,000 related to this asset. Effective March 27, 2001, the foregoing mineral rights were indirectly distributed to the original stockholders of Internet Law Library pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources., one of Internet Law Library's wholly owned subsidiaries, was spun-off from Internet Law Library and acquired the mining and related interests. Internet Law Library no longer maintains any interest in these properties

Item 3. Legal Proceedings

      On September 9, 1999, Loislaw.com, Inc. filed a lawsuit in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against ITIS, National Law Library and Internet Law Library. Loislaw.com, one of our competitors, alleged that ITIS breached an agreement between Loislaw.com and ITIS by allegedly providing certain materials to National Law Library for use on National Law Library's Website, which allegations were denied by us and our subsidiaries. On December 28, 2000, all parties entered into a confidential agreement to settle the litigation. This lawsuit was dismissed with prejudice by agreement of the parties on January 9, 2001.

      On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions with Internet Law Library. All defendants have filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. We intend to prosecute the case vigorously. However, in the opinion of our litigation counsel the case is not sufficiently advanced to permit a current evaluation of the likelihood of a successful outcome.

      On February 5, 2001, in response to our lawsuit in Houston, Cootes Drive LLC filed a suit against Internet Law Library in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its shares of convertible preferred stock. The suit seeks monetary damages of $10,000 per day and seeks to compel Internet Law Library to issue shares of common stock to Cootes Drive LLC. Internet Law Library's answer to this lawsuit has been filed, and we intend to ask that this case be transferred to Houston and consolidated with the previously filed case. We intend to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to permit an evaluation of the likelihood of the outcome.

      John M. O'Quinn, our Texas-based litigation counsel in this matter, has agreed to represent Internet Law Library and our directors, if necessary, in both of these lawsuits on a 50% contingent fee basis with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to Internet Law Library's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

      Internet Law Library's common stock trades on the over-the-counter Bulletin Board under the symbol "ELAW.OB" The following table shows the high and low of closing bid prices for the common stock as reported by the over-the-counter Bulletin Board. The closing bid price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                              High     Low
                                                              ----     ---
Six months ended June 30, 1998
Third quarter............................................     $0.75    $0.50
Fourth quarter...........................................     $0.50    $0.25
Fiscal year ended June 30, 1999
First quarter............................................    $0.125   $0.125
Second quarter...........................................     $0.25   $0.063
Third quarter............................................    $0.875   $0.063
Fourth quarter...........................................     $7.00   $0.469
Transition six months ended December 31, 1999
First quarter............................................    $5.125    $1.75
Second quarter...........................................    $4.063   $1.625

Fiscal year ended December 31, 2000
First quarter............................................   $7.9375  $3.1875
Second quarter...........................................    $6.625    $1.75
Third quarter............................................   $1.9375  $0.8438
Fourth quarter...........................................   $2.2812  $0.1562

Sales of Unregistered Securities

      During the three months ended December 31, 2000, Internet Law Library issued unregistered shares of its common stock in the following transactions that have not been previously disclosed by Internet Law Library:

1. In October 2000, a transaction previously reported in connection with the acquisition of ITIS, was rescinded for nonpayment, and we therefore canceled 150,000 previously issued shares of common stock and reissued them to Hunter M. A. Carr.

2. In October 2000, we issued 556,793 shares of common stock to Jeremiah Kane in exchange for his shares of Compass Data Systems, valued at $761,239.

3. In October 2000, we issued 556,793 shares of common stock to John McHugh in exchange for his shares of Compass Data Systems, valued at $761,239.

4. In October 2000, we issued 278,396 shares of common stock to Miller, Stratvert & Torgerson, P.A., Trustee, in exchange for shares of Compass Data Systems, valued at $380,620.

5. In October 2000, we issued 100,000 shares of common stock to Donald E. and Cathryn V. Tull, in exchange for shares of Venco Compliance, valued at $90,600.

6. In November 2000, we issued 77,951 shares of common stock to Orienstar Finance Ltd. In exchange for shares of Compass Data Systems, valued at $106,574.

7. In November 2000, we issued 200,445 shares of common stock to Oriental New Investments Ltd. in exchange for shares of Compass Data Systems, valued at $274,046.

      None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and Internet Law Library believes that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with Internet Law Library, to information about Internet Law Library.

Holders

      At December 31, 2000, there were 1,502 holders of record of Internet Law Library's common stock and 35,421,284 shares outstanding.

Dividends

      Internet Law Library has never declared any cash dividends on its common stock. Internet Law Library does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the board of directors and will depend upon, among other things, Internet Law Library's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that Internet Law Library's board of directors deems relevant.

Item 6. Selected Consolidated Financial Data

      Pursuant to a merger agreement, the stockholders of National Law Library became beneficial owners of 90% of the outstanding common stock of Internet Law Library, a majority slate of new directors were elected by the new stockholders, and the name of the company was changed from Planet Resources, Inc. to Internet Law Library, Inc. In return, the original stockholders of Planet Resources, who once owned 100% of a company with no operations and some mining assets, became 10% percent owners of Internet Law Library, National Law Library's parent company. Because of these fundamental changes in the control and in the operations of Internet Law Library, the selected financial data shown below and the consolidated financial statements contained in Part IV of this Form 10-K are presented as if National Law Library had acquired Planet Resources. Accordingly, the selected financial data and the consolidated financial statements for the period from inception (November 30, 1998) through June 30, 1999, and the six month transition period ended December 31, 1999, reflect the consolidated financial information of the business conducted by National Law Library for those periods and by Internet Law Library's new subsidiary, New Planet, from the date of the reverse acquisition through June 30, 1999, and through the six months ended December 31, 1999.

      The historical financial data presented in the table below are derived from the Consolidated Financial Statements of Internet Law Library. The financial results are not necessarily indicative of Internet Law Library's future operations or financial results. The data presented below should be read in conjunction with Internet Law Library's Consolidated Financial Statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        Year Ended       Six Months Ended      Period from
                                       December 31,         December 31,        Inception
                                           2000                 1999          (November 30,
                                                                              1998) to June
                                                                                 30, 1999
                                       ----------------------------------------------------
Consolidated Statement of
 Operations Data:

Revenues                               $  1,147,814        $    222,697        $     53,520
Operating expenses:
Sales and marketing                       1,425,100             372,324             244,775
General and administrative                4,230,073           1,108,645             211,891
Production and computer service             538,785              73,628              65,073
Amortization and depreciation             2,184,794             197,037             142,783
Impairment charge                           748,024                  --                  --
Interest income (expense)                  (155,029)              3,150              (1,212)
                                       ------------        ------------        ------------
Net loss                                 (8,133,991)         (1,525,787)           (612,214)
Deemed preferred stock dividends           (906,250)                 --                  --
                                       ------------        ------------        ------------
Net loss available to common
stockholders                           $ (9,040,241)       $ (1,525,787)       $   (612,214)
                                       ============        ============        ============

Net loss per common share              $      (0.31)       $      (0.07)       $      (0.06)
                                       ============        ============        ============

                                       December 31,        December 31,
                                           2000                1999           June 30, 1999
                                       ------------        ------------       -------------
                                                                                Restated
Consolidated Balance Sheet Data:

Cash(1)                                $     40,475        $     78,544        $     54,629
Working capital(1)                       (1,594,743)            341,745             118,409
Total assets                             19,592,854           5,920,651           2,424,070
Redeemable common stock                          --             125,000                  --
Stockholders' equity                   $ 15,441,026        $  5,454,130        $  2,140,806

(1)   At December 31, 2000 and 1999, cash includes $1,761 and $20,235, respectively, that is to be indirectly distributed to New Planet's stockholders pursuant to a distribution agreement dated March 25, 1999. In addition, at December 31, 1999, working capital includes mining assets of $10,000 that were to be distributed under this agreement. At December 31, 2000, these mining assets were deemed worthless. At December 31, 2000 and 1999, Internet Law Library recorded a current liability in the amount of $1,761 and $30,235, respectively, representing its total obligation under the distribution agreement. As of March 27, 2001 these mining assets and cash were indirectly distributed to the original stockholders of Internet Law Library. Internet Law Library no longer maintains any interest in these properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements of Internet Law Library, which are included elsewhere in this Form 10-K. Included in this discussion are certain forward-looking statements regarding Internet Law Library's expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. Internet Law Library and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year. Our revenues depend on our ability to attract and retain customers. Most of the customers of National Law Library, our largest operating subsidiary, have the option of discontinuing their service at the end of their monthly subscription period for any reason. Our expense levels are based, in part, on our expectations as to future revenues. Also, Internet Law Library expects that its operations often will require upfront expenses, but will result in trailing revenues. To the extent that revenues are below expectations, we may be unable or unwilling to reduce expenses proportionately, and operating results and cash flows are likely to be adversely affected.

      The following is management's discussion and analysis of certain significant factors that have affected Internet Law Library's financial condition and results of operations during the periods ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

Comparison of Results for the year ended December 31, 2000 and the six months ended December 31, 1999

Revenues. Revenue increased by $925,117 from $222,697 for the six months ended December 31, 1999 to $1,147,814 for the year ended December 31, 2000. As a result of the acquisitions of GoverNet Affairs and Brief Reporter during the last calendar quarter of 1999, consolidated revenues increased $114,565 from $10,478 for the six months ended December 31, 1999 to $125,043 for the year ended December 31, 2000. The acquisitions of Compass Data Systems and Venco Compliance in the last calendar quarter of 2000 resulted in a revenue increase of $109,745 for the year ended December 31, 2000 over the six months ended December 31, 1999. Our revenue increases are also due to growing subscriptions to National Law Library's expanding databases, and to subscription price increases and the addition of transactional pricing to National Law Library's product availability.

Sales and Marketing Expense. Sales and marketing expense increased $1,052,776 from $372,324 for the six months ended December 31, 1999 to $1,425,100 for the year ended December 31, 2000. During 1999, National Law Library was planning and developing a sales and marketing program, which it began to implement in April 1999 with contract telemarketing personnel. During 2000, National Law Library has continued to expand its telemarketing force and has also engaged a field sales force. Additional sales and marketing expense has been incurred in placing banner ads on Internet sites, increased print advertising in legal publications, and participation in major legal industry meetings and conferences. Increased selling and marketing expenses due to the acquisitions of GoverNet Affairs, Brief Reporter, Compass Data Systems and Venco Compliance were not a significant element of consolidated sales and marketing expense.

General and Administrative Expense. For the year ended December 31, 2000, general and administrative expenses increased by $3,121,428 from $1,108,645 for the six months ended December 31, 1999, to $4,230,073 for the year ended December 31, 2000. In connection with internal expansion and acquisitions, payroll and related costs at the administrative and management level increased by $859,535 from $267,898 for the six months ended December 31, 1999 to $1,127,433 for the year ended December 31, 2000. Included in general and administrative expense is $764,753 of non-cash expense related to stock and option awards for the year ended December 31, 2000, representing an increase of $639,496 over the $125,257 reported for the six months ended December 31, 1999. As a result of Internet Law Library's acquisitions of GoverNet Affairs, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance, general and administrative expenses increased $694,883 from $55,015 for the six months ended December 31, 1999 to $749,898 for the year ended December 31, 2000. Additionally, due to increased consulting, auditing and legal expenses related to securities law compliance, litigation, capital raising transactions, due diligence and financial reporting obligations, professional fees increased by $421,558 from $254,827 for the six months ended December 31, 1999 to $676,385 for the year ended December 31, 2000.

Production and Computer Service Expense. Production and computer service expense increased $465,157 from $73,628 for the six months ended December 31, 1999 to $538,785 for the year ended December 31, 2000. Ongoing updates of legislative tracking information by Internet Law Library's subsidiary, GoverNet Affairs, account for approximately $290,000 in production and computer service expense for the year ended December 31, 2000, and Compass Data Systems, which was acquired in the fourth quarter of 2000, accounts for approximately $61,000 in production and computer service expense. Other expenses relate primarily to Internet service provider co-location costs, contract programming expense and ongoing maintenance of computer equipment and software for all subsidiaries.

Amortization and Depreciation Expense. For the year ended December 31, 2000, amortization and depreciation expense increased $1,987,757 from $197,037 for the six months ended December 31, 1999 to $2,184,794 for the year ended December 31, 2000. The increase is primarily attributable to amortization of intangible assets relating to the acquisitions of GoverNet Affairs, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance, while the balance of the increase relates to depreciation of fixed-asset acquisitions.

Impairment Charge. An impairment charge in the amount of $748,024 was recorded in the fourth quarter of 2000 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Internet Law Library, with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business, and based on the results of this evaluation, recorded a non-cash impairment charge by writing down capitalized database content and software costs by $748,024.

Interest Expense. Interest expense of $193,588 incurred for the year ended December 31, 2000 includes accrued interest payable to Mr. Carr and two directors of Internet Law Library in the amount of $141,420 and non-cash interest expense relating to the Series A Preferred Stock conversions in the amount of $45,946. Internet Law Library calculated the interest based on the terms of twelve unsecured promissory notes payable to Mr. Carr in the total amount of $1,805,000 and promissory notes payable to George A. Roberts and W. Allyn Hoaglund, directors of Internet Law Library, in the total amount of $400,000 and $50,000, respectively. The balance of interest expense relates to other notes payable.

Comparison of Results for the six month transition period ended December 31, 1999, and the period from inception of National Law Library on November 30, 1998 to June 30, 1999 ("Inception to June 30, 1999")

Revenues. Total revenues increased 316% to $222,697 for the six months ended December 31, 1999, from $53,520 for the period Inception to June 30, 1999. This increase is primarily due to an increase in the number of subscribers to National Law Library's databases. At December 31, 1999, National Law Library had 1,485 subscribers who were paying an average monthly subscription rate of $47.03. This contrasts with 719 subscribers at June 30, 1999, who paid an average monthly rate of $43.65. Primarily, the increase in revenues is attributable to a growing subscriber base. The increase in revenue between periods is also due to the increased number of months during which subscriptions to National Law Library's databases were sold. During the Inception to June 30, 1999 period, National Law Library was in a start-up mode until early March 1999, allowing for only four months of sales activity during the earlier period versus six full months of activity ended December 31, 1999. Revenues from GoverNet Affairs for two months amounting to $6,838, and from Brief Reporter for one month amounting to $3,640 were not significant elements of consolidated revenues during the six months ended December 31, 1999.

Selling and marketing. Selling and marketing expense increased by $127,549 or 52% to $372,324 for the six months ended December 31, 1999, from $244,775 for the period Inception to June 30, 1999. Included within this expense category are the hourly wages and salaries of telemarketing personnel and management directly involved in National Law Library's selling and marketing efforts. During the six months ended December 31, 1999, hourly wages and salaries of these personnel increased by $181,090 over the preceding period due primarily to: (1) an increase in the average monthly number of telemarketing personnel from 12 persons during the Inception to June 30, 1999 period to 20 persons during the six month period, and (2) during the earlier period, the services of telemarketing personnel were employed for only three months versus a full six months during the latter period. This increase in telemarketing and sales management was partially offset by a decrease of $75,400 related to the termination on June 30, 1999, of a personal service contract with Mr. Carr, National Law Library's President, during the period Inception to June 30, 1999. Effective July 1, 1999, Mr. Carr became a salaried officer of Internet Law Library and the related payroll expenses have been included in general and administrative expense for the six months ended December 31, 1999. During the earlier period, substantially all of Mr. Carr's efforts were dedicated to building and directing National Law Library's early sales infrastructure. Also, during the six months ended December 31, 1999, Internet Law Library's consolidated selling and marketing expense increased by $21,660 due to consolidating two months of GoverNet Affairs' selling and marketing expense.

General and administrative. General and administrative expense increased by $896,755 from $211,891 during the period Inception to June 30, 1999, to $1,108,645 during the six months ended December 31, 1999. This four-fold increase is due to several factors. Additional payroll and allocated expenses from ITIS for accounting and administrative personnel performing services on behalf of Internet Law Library amounted to $297,778. During the six months ended December 31, 1999, Internet Law Library employed several new officers and employees including Mr. Carr as Internet Law Library's President and Chief Executive Officer, a new corporate secretary, a new chief financial officer, and a new vice president of mergers and acquisitions. In addition, two months of compensation expenses related to GoverNet Affairs are included in consolidated general and administrative expense during the six months ended December 31, 1999. Professional fees covering auditing and tax services, legal and compliance services, litigation, financial consulting and media relations increased by $265,322 in the six months ended December 31, 1999, over the period Inception to June 30, 1999. The principle reason for this increase is Internet Law Library's expanded financial reporting obligations as a full reporting company pursuant to the rules and regulations of the SEC. In addition, Internet Law Library's acquisitions of GoverNet Affairs and Brief Reporter resulted in additional consulting and auditing expenses related to due diligence and financial reporting related to Internet Law Library's decision to change its fiscal year end from June 30 to December 31 requiring an additional audit of the transition period. During the six months ended December 31, 1999, Internet Law Library also incurred stock compensation expense amounting to $124,579, representing awards of restricted stock and options to purchase restricted stock to certain officers and employees of Internet Law Library and its subsidiaries.

Amortization and depreciation. During the six months ended December 31, 1999, amortization and depreciation expense increased by $54,254, or 38%, to $197,037 from $142,783 for the period from Inception to June 30, 1999. During the six-month period, Internet Law Library recognized $55,602 of amortization expense related to specific intangible assets recorded in connection with its acquisitions of GoverNet Affairs and Brief Reporter. In addition, depreciation expense increased by $12,500 as a result of purchases of furniture and equipment by National Law Library and the inclusion of depreciation expense for acquired subsidiaries. Despite an increase of $987,594 in capitalized database content during the six months ended December 31, 1999, related amortization expense decreased from that of the preceding period because most of these additions occurred late in the last quarter of the calendar year and because the preceding period includes seven months of amortization of the original content and software contributed at inception of National Law Library.

LIQUIDITY AND CAPITAL RESOURCES

      Internet Law Library's ability to execute its business strategy depends to a highly significant degree on its ability to attract additional capital. Internet Law Library's principal demands for liquidity are cash for operations and funds for investment in new database content.

      During the year ended December 31, 2000, Internet Law Library's cash and cash equivalents decreased by $38,069 from the December 31,1999 balance of $78,544 to $40,475 at December 31, 2000. Cash used in operating and investing activities was $4,722,681, cash used in investment activities was $1,405,486, and cash provided by financing activities was $6,090,098. During the year ended December 31, 2000, Internet Law Library borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Mr. Carr advanced an additional $255,000 during January and February 2001, and $200,609 since March 1, 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for the $200,609 advanced to Internet Law Library since March 1, 2001. On April 12, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr were $2,010,609 and $239,081, respectively.

      On May 11, 2000, Internet Law Library entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law Library's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law Library is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by Internet Law Library effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor is subject to mandatory redemption by Internet Law Library upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a $25 million equity line completed on November 20, 2000, Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. Additionally, at May 11, 2000 Internet Law Library agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. Due to recent litigation in regard to the foregoing financing agreements, it is unlikely that any further funding will occur from this private capital fund and that any more conversions of preferred stock will occur.

      In October 2000 Internet Law Library executed demand notes for $400,000 and $50,000 in favor of George A. Roberts and W. Allyn Hoaglund, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable on demand after one year. At the option of the holder, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive. This arrangement is the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement is in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library can deliver a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intends to sell on each put up to a maximum of 150% of the product of the weighted average daily price of Internet Law Library's common stock and the weighted average trading volume (closing bid price multiplied by volume for a particular day) for the twenty trading day period prior to the delivery of a put. The number of shares to be acquired by the investor in each put is determined by dividing the dollar amount of the put by 90% of the average of the two lowest closing bid prices for our stock during the ten trading days preceding the date of the put. The maximum amount that Internet Law Library can receive under the Securities Purchase Agreement is $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) are permitted to hold at any one time, which is 4.99% of the then outstanding common stock of Internet Law Library. Certain conditions must be met before Cootes Drive is obligated to accept a put from Internet Law Library, and as of April 12, 2001, Internet Law Library did not meet these conditions.

      On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor Cootes Drive. The note is a demand note, and accrues interest at the rate of 5% per annum. The principal can be converted to common stock of Internet Law Library based on a conversion price equal to the lesser of (i) $0.288 or (ii) 80% of the average of the three lowest closing prices during a 20 day period prior to the date of conversion. In connection with this promissory note, Internet Law Library issued a warrant to the investor for 41,650 shares at an exercise price of $0.228 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. Funding of this note was contingent upon, among other things, the weighted average daily trading volume for Internet Law Library's common stock averaging $165,000 for the period between December 5, 2000 and January 14, 2001. Upon closing of this second promissory note, Internet Law Library was to be obligated to issue a five-year warrant for 41,650 shares with an exercise price equal to the average of the closing bid prices of the common stock for the five trading days prior to issuance of this note, and register the resale of such shares. These conditions were not met and this additional funding never occurred.

      On December 5, 2000, Internet Law Library granted registration rights to the investor for up to 17,541,650 shares of common stock it may acquire under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

      Due to recent litigation in regard the foregoing financing agreements with Cootes Drive LLC as discussed in detail on page 15 of this Report, it is unlikely that any further funding will occur from this private capital fund. Accordingly, Internet Law Library will require new financing to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law Library's ability to continue as a going concern. In its report on Internet Law Library's Financial Statements for the year ended December 31, 2000, Harper & Pearson Company, Internet Law Library's independent auditors, state that Internet Law Library's recurring losses from operations, negative working capital and cash flows, and retained deficits derived from its continuing losses raise substantial doubt about its ability to continue as a going concern. To provide interim financing until long-term financing becomes available, management plans to continue to utilize additional loans from Mr. Carr and other directors and investors.

      On January 16, 2001, Internet Law Library executed a demand promissory note in the amount of $100,000 payable to an unaffiliated third party. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      In February 2001, Internet Law Library executed demand notes for $190,000 and $50,000 in favor of George A. Roberts and W. Paul Thayer, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On February 28, 2001, Internet Law Library executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On April 5, 2001, Internet Law Library executed a demand promissory note for $70,000 in favor of W. Paul Thayer, a member of our board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of

Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      Internet Law Library's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at this time we do not have significant cash or other material liquid assets, nor do we have an established source of revenues sufficient to cover operating costs and to allow us to continue as a going concern. We may in the future experience significant fluctuations in the results of our operations. Such fluctuations may result in volatility in the price and/or value of Internet Law Library's common stock. Shortfalls in revenues may adversely and disproportionately affect the results of operations because a high percentage of the operating expenses are relatively fixed. Accordingly, management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

      Internet Law Library will be required to obtain additional financing or capital to maintain operations, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. As of April 12, 2001 our sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved in the near term, if ever), and until such time, we will rely upon external sources for liquidity. Management of Internet Law Library believes that net proceeds of future anticipated securities offerings and projected revenues from operations should be sufficient to fund ongoing operations and business plans. However, the anticipated offerings may not be undertaken, and if undertaken, may not be successful, or the proceeds derived from such offerings may not be sufficient to fund operations and meet our needs. Further, our revenues may not be realized as projected. Internet Law Library's current working capital is not sufficient to cover cash requirements for the balance of the current fiscal year or to bring us to a positive cash flow position.

      As of March 31, 2001, Internet Law Library's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $250,000. Integration of current and prior period acquisitions of GoverNet, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance as well as any potential future acquisitions are critical to the success of our business plan. We have already implemented plans to reduce administrative costs and to increase revenues through increased marketing and increases in prices. While many factors can impact future operations and these improvements cannot be assured of success, the management of Internet Law Library intends to take all actions deemed prudent and necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      During the period ended December 31, 1999, Internet Law Library's short-term investments consisted of corporate debt securities supported by letters of credit which are classified as "securities available for sale" and are reported at their fair value with accrued interest expense and income recorded when such securities are purchased and sold, respectively. As of December 31, 2000, Internet Law Library no longer held such investments.

      Internet Law Library is exposed to interest rate risk because additional financing will be required. The interest rate that Internet Law Library will be able to obtain on debt financing will depend, among other things, on the financial and operational condition of Internet Law Library and external market conditions at the time such financing is sought.

Item 8. Financial Statements and Supplementary Data

      Included herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      In January 2000, the board of directors voted to dismiss and replace Harper & Pearson Company as Internet Law Library's independent accountants with Arthur Andersen LLP. The Audit Committee of Internet Law Library's board of directors recommended this action and it was approved by the board of directors on February 28, 2000. Internet Law Library's consolidated financial statements for the six months ended December 31, 1999, have been audited by Arthur Andersen LLP.

      For the period from the inception of National Law Library on November 30, 1998, to June 30, 1999 ("Inception to June 30, 1999) and for the year ended June 30, 1998, Harper & Pearson's reports did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the periods Inception to June 30, 1999, the one year ended June 30, 1998, and the subsequent interim period ended April 5, 2000, there were no disagreements with Harper & Pearson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Harper & Pearson, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of Internet Law Library for such periods. Internet Law Library has authorized Harper & Pearson to respond fully to the inquiries of Arthur Andersen LLP.

      On February 19, 2001, the board of directors voted to dismiss and replace Arthur Andersen LLP as Internet Law Library's independent accountants with Harper & Pearson Company. Internet Law Library's consolidated financial statements for the fiscal year ended December 31, 2000 have been audited by Harper & Pearson Company.

      For the period July 1, 1999 to December 31, 1999, Arthur Andersen LLP's report did not contain any adverse opinions or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period July 1, 1999 to December 31, 1999, and the subsequent interim period through February 19, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of Internet Law Library for such period. Internet Law Library has authorized Arthur Andersen LLP to respond fully to the inquiries of Harper & Pearson Company.

                                    PART III

Item 10. Directors and Executive Officers of Registrant

      Effective March 30, 1999, Planet Resources, our predecessor, entered into an agreement and plan of reorganization with National Law Library and the stockholders of National Law Library. Under this agreement, National Law Library and Planet Resources were merged, and each share of National Law Library common stock was exchanged for one share of Planet Resources common stock. In contemplation of this transaction, Planet Resources' stockholders agreed to a one-for-two reverse stock split, which resulted in 2 million shares of its common stock being outstanding immediately prior to the merger. A majority of these shares were owned by A.W. Dugan, our former chairman of the board and president, who may be deemed to have controlled Planet Resources before the merger. Mr. Carr, our current chairman of the board, president and chief executive officer, owned 15,152,500 shares of National Law Library's common stock, and received an equal number of shares of Planet Resources' common stock in the merger. On July 8, 1999, we changed our name from Planet Resources, Inc. to Internet Law Library, Inc.

      Under the terms of this agreement, the majority of the members of Planet Resources' board of directors resigned and were replaced by three of National Law Library's designees, Mr. Carr, Kelley V. Kirker and Jonathan C. Gilchrist. Mr. Gilchrist resigned as a director on June 15, 1999. Except for this transaction, no arrangement or understanding exists between any director or executive officer or any other person under which any director or executive officer was selected as a director or executive officer.

      There are currently eight directors on our board of directors. Our board of directors is divided into three classes with staggered three-year terms.

      The following table sets forth certain information concerning our directors and executive officers who were either serving or had been chosen to serve in this capacity as of April 12, 2001:

Name                              Age  Position with Internet Law Library
----                              ---  ----------------------------------
Hunter M.A. Carr...............   52   Chairman of the Board of Directors,
                                       President and Chief Executive Officer
Eugene A. Cernan, USN (Ret.)...   65   Director
W. Allyn Hoaglund..............   52   Director, Chairman of Audit Committee
Kelley V. Kirker...............   41   Director and Chief Operations Officer
George A. Roberts..............   80   Director and member of Compensation
                                       Committee
Donald W. Sapaugh..............   41   Director, Member of Audit Committee
W. Paul Thayer.................   80   Director and Chairman of Compensation
                                       Committee
David P. Harriman..............   52   Director and President of National Law
                                       Library
K. Charles Peterson............   56   General Counsel
Kara A. Kirker.................   38   Treasurer, and Chief Financial Officer
                                       and Treasurer of National Law Library
Joanna Hoover..................   51   Chief Financial Officer
Robert Sarlay..................   55   Vice President, Special Programs and
                                       Shareholder Relations; President of
                                       Venco Compliance, Inc.
Carol Ann Wilson...............   58   Corporate Secretary
Jeremiah Kane..................   26   President of GoverNet Affairs
John McHugh....................   26   President of Compass Data Systems

      Hunter M.A. Carr has been our chairman of the board of directors, president and chief executive officer since March 30, 1999. Mr. Carr is the founder of National Law Library and has served as chairman of the board and president of National Law Library since its founding in November 1998. From April 1994 until October 1999, Mr. Carr served as chairman of the board and chief executive officer of ITIS, a company in which Mr. Carr was the sole stockholder until January 2000. In October 1999, Mr. Carr resigned as chief executive officer of ITIS. Mr. Carr has served as one of our directors since March 30, 1999. His current term on the board began on February 28, 2000, and will expire on February 27, 2003.

      Eugene A. Cernan, USN (Ret.), author of The Last Man on the Moon (St. Martin's Press 1999), brings to us an unparalleled background of courage and achievement. Mr. Cernan spent 20 years as a naval aviator, the last 13 of which were with NASA. He served on three space missions, the last being as Commander of Apollo XVII, and has received numerous decorations and honors for that service. Mr. Cernan has served as chairman of Johnson Engineering Corporation, which provides NASA with systems development for flight crews and crew station design for the Space Shuttle, Spacelab, Space Station, Lunar Base and Mars Outpost, since 1994. From 1986 to 1992, Mr. Cernan was the executive vice president and director of Coral Petroleum, Inc., where he was in charge of corporate development of a worldwide supply and marketing strategy. From 1986 to 1992, he was executive consultant for the government systems group of Digital Equipment. He was enshrined in the National Aviation Hall of Fame in July 2000.

      Mr. Cernan's many honors range from the Navy Distinguished Flying Cross to a television Emmy. His membership in professional societies includes the Society of Experimental Test Pilots, the American Space Institute, and the Golden Eagles. His directorships include Up with People, the Lone Star Flight Museum, First Bank, and Alaska Aerospace Development Corp. Mr. Cernan's term as a director began on January 1, 2000, with his appointment by the board, and it will expire on December 31, 2002.

      W. Allyn Hoaglund, an experienced trial attorney in Houston, Texas, Mr. Hoaglund concentrates his law practice on civil matters, including personal injury, malpractice, products liability, condemnation law, and major commercial litigation. He has been in solo practice since 1987, having previously been associated with both Vinson & Elkins and Helm, Pletcher & Hogan. Mr. Hoaglund holds a B.A. from Louisiana State University and a J.D. from the University of Houston Law Center and is admitted to practice before the United States Supreme Court. He is board certified in Civil Trial Law by the Texas Board of Legal Specialization. He is a member of Phi Alpha Delta and the Order of the Barons, and a Fellow of the Houston Bar Foundation.

      Kelley V. Kirker has been our Chief Operating Officer since April 30, 2000, and served as one of our vice presidents from June 15, 1999 until July 13, 1999. Mr. Kirker has also served as a director of National Law Library since July 1, 1999. On October 1, 1999, Mr. Kirker was appointed chief executive officer of ITIS. Since April 1994 Mr. Kirker has served as president and chief operating officer of ITIS. From 1987 until 1994, Mr. Kirker was employed by MLSI, Inc., a company engaged in litigation support service and owned by Mr. Carr. Prior to 1987, Mr. Kirker was employed for approximately five years by Texaco, Inc. in its computer information service area. Mr. Kirker has served as one of our directors since March 30, 1999. His current term on the board began on February 28, 2000, and will expire on February 27, 2003.

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

      Donald W. Sapaugh has more than 20 years' health care management experience as financial officer and President/Chief Executive Officer. From 1986 to 1996, he led Rapha Treatment Centers, one of the largest psychiatric management service organizations in the United States. Currently President and CEO of iExalt, Inc., Mr. Sapaugh founded what is now known as PremierCare in 1996, and he still serves as its President and CEO. He is a member of many health-related organizations, including the National Association of Private Health Systems and the American College of Hospital Administration. He served on President Bush's Committee on Mental Retardation from 1990 to 1993 and as Chairman of the President & Mrs. Bush Community Impact Award. He holds a BBA from the University of Houston with an Accounting major and a Doctor of Divinity from Louisiana Christian University.

      Paul Thayer's background provides a wealth of experience from which he can draw as a director. From 1983 to 1984, he served in the Reagan Administration as Deputy Secretary of Defense and received many awards for his service. Prior to this time, from 1970 to 1983, Mr. Thayer served as chairman of Ling-Temco-Vought in Dallas, Texas. Mr. Thayer graduated number one in his Navy Aviation Cadet Class. He later served as a test pilot, combat ace, commercial airline pilot, and he flew around the world in 1993. Mr. Thayer was a U.S. Navy combat ace in World War II and an experimental test pilot. He was the first pilot to break the sound barrier in a production Navy fighter. In 1994, he was inducted into the Navy Experimental Test Pilots Hall of Fame, and he is a past recipient of the J.
H. Doolittle Award and the Kitty Hawk Award. Among his many other honors are the Distinguished Flying Cross, two presidential citations, and the distinguished Horatio Alger Award. Mr. Thayer's notable community service includes the Robert
M. Thompson Navy League Award for outstanding civilian leadership, the University of Kansas Distinguished Service Citation for outstanding achievements and service to mankind, and the Air Force Medal and Decoration for Exceptional Civilian Service. In addition, Mr. Thayer is a past chairman of the Chamber of Commerce of the United States and of the National Corporate

Advisory Board of the Vietnam Veterans Memorial Fund. Mr. Thayer's term as a director began on January 1, 2000, with his appointment by the board, and it will expire on December 31, 2002.

      David P. Harriman has served as the President of National Law Library since December 1, 1999. In 1996, Mr. Harriman founded Brief Reporter as a publishing start-up with a database of appellate briefs for attorneys on the Internet. Prior to that time, Mr. Harriman served in various positions at The Michie Company, most recently as president and chief executive officer from 1989 to 1996.

      K. Charles Peterson joined us as our general counsel in May 2000. He graduated from Harvard College, Class of 1965, with an A.B. in Mathematics. Peterson was a first lieutenant in the U.S. Army and was decorated for service in Vietnam. In 1976 he graduated summa cum laude from South Texas College of Law, where he received the Mary Moody Northen Award for Scholastic Excellence, was on Law Review, and received numerous American Jurisprudence awards. A former partner of the Reynolds, Allen & Cook Law Firm, Peterson has continued in private practice since 1976. In recent years he co-founded the Trinity Life Center, which provides services for more than 4,500 abused children each year.

      Kara A. Kirker has served as our Treasurer and as National Law Library's Chief Financial Officer and Treasurer since October 1, 1999. Prior to joining us, Ms. Kirker provided services to National Law Library on a contract basis as an officer of ITIS. From January 1994 until National Law Library's inception in November 1998, Ms. Kirker served as the controller and treasurer of ITIS, in which positions she continues to serve. From 1981 to 1994, Ms. Kirker served as assistant treasurer of Stone & Webster Oil Company, Inc. in the revenue accounting area.

      Joanna Hoover joined us on May 1, 2000, after having served as outside Certified Public Accountant for ITIS and its related entities since 1994. Ms. Hoover has been in the practice of public accounting since 1973 and has been a shareholder/partner in the Houston accounting firm of Nommensen, Hoover & Williams, P.C., since 1985. In addition to being a CPA, she holds licenses in the fields of insurance, securities and investments. On June 6, 2000, Ms. Hoover became our Chief Financial Officer.

      Robert Sarlay has served as our Vice President for Special Programs and Shareholder Relations since July 1, 1999. Prior to joining us, from October 1998 until July 1999, Mr. Sarlay was the manager of marketing for ITIS and provided marketing and shareholder services on a contract basis to us and to National Law Library. From August 1997 to October 1998, Mr. Sarlay was the owner/operator of three restaurants in the Houston area. From 1993 to 1997, he served as the president of Advanced Care Centers of America, LLC, an operator of nursing home facilities in Texas. Mr. Sarlay was the vice president commercial division of Asset Partners, Inc., an operator of commercial office buildings in the Houston area. Prior to 1991, Mr. Sarlay served as an operations and executive officer of various companies engaged in long-term care, medical management, apartment development and management, and convenience store operations.

      Carol Ann Wilson joined us as Secretary and Vice President of Content and Secretary for National Law Library in June 1999. Since July 2000 she has served as Corporate Secretary for Internet Law Library and worked exclusively in the Internet Law Library's executive offices. From September 1995 to April 1999, Ms. Wilson served as the legal secretary and personal assistant to John M. O'Quinn, P.C. From 1980 to 1995, she was the legal secretary to Joe H. Reynolds. Since 1985, Ms. Wilson has been an active member and speaker in various state and national legal secretarial and paralegal organizations. She is the author of Plain Language Pleadings (Prentice Hall 1996), and has been published in national trade journals and other publications. She is active in Plain Language Association International, Legal Secretaries International, Inc., and Gulf Coast Mensa.

      Jeremiah Kane, previously the CEO of Compass Data Systems, now serves as President of GoverNet Affairs. He led the spin-off of Compass Data Systems from its parent and subsequent transition to the Internet. Previously, Mr. Kane served as the head of Internet Advisory Services at Ben Ezra, Weinstein and Co., Inc. (BEW), where he assisted several companies in initial public offerings over the Internet. He also led the development team in creating CapScape Financial, a software program that walks the user through the documentation needed to offer securities over the Internet. Mr. Kane also developed Private Placement Master, the first software for creating a private placement memorandum. He assisted in the development of Personal Market Analyst, a financial analysis tool co-marketed by Inc. Magazine. Mr. Kane is a graduate of the University of Pennsylvania's Wharton School of Business. He holds a degree in Economics with concentrations in information systems and entrepreneurial management.

      John McHugh, previously the CFO of Compass Data Systems, now serves as its President. Formerly Business Advisor for Ben Ezra, Weinstein and Co., Inc., he was responsible for the financial preparations required by BEW's spin-off of Compass Data Systems. Mr. McHugh led the BEW content team in the development of Inc. Magazine's Personal Market Analyst, a financial analysis tool for novice investors. He was responsible for developing financial projections for BEW, both for shareholders and for the financial community. He assisted Jeremiah Kane in the development of Private Placement Master. Mr. McHugh graduated Cum

Laude from the University of Pennsylvania with a Bachelor of Science degree in BioEngineering, and from Wharton School of Business with a Bachelor of Science degree in Economics concentrating in Finance.

Family Relationships

Kara A. Kirker is a niece by marriage of Hunter M.A. Carr. Kelley V. Kirker is married to Ms. Kirker.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that Internet Law Library's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the SEC. Internet Law Library believes, based solely on a review of the copies of such reports furnished to Internet Law Library during the fiscal year ended December 31, 2000, that all
Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person.

Item 11. Executive Compensation

      Each of Mr. Carr, Mr. Sarlay, and Ms. Kirker is currently an officer of Internet Law Library or one of our subsidiaries, and was, until July 1, 1999, an employee of ITIS. Effective beginning in March 1999, National Law Library and ITIS operated under a management and financial services agreement under which ITIS provided accounting, staffing, and procurement services and office space to National Law Library. Under this agreement, National Law Library paid ITIS for staffing services at 125% of cost. Under a personal service contract that became effective in November 1998 between National Law Library and Mr. Carr, Mr. Carr received $55,400 for services performed from the inception of National Law Library on November 30, 1998 to June 30, 1999. This personal service contract covered executive services, marketing and business development, public relations, and general management.

      The following table summarizes the compensation paid by Internet Law Library directly to certain executive officers during the six months ended December 31, 1999 and the fiscal year ended December 31, 2000. Apart from these executive officers, Internet Law Library did not pay any employee an annual salary and bonus exceeding $100,000 during these two periods.

                           Summary Compensation Table
                 For the Six Months Ended December 31, 1999 and
                   For the Fiscal Year Ended December 31, 2000

                                              Annual Compensation                                 Long Term Compensation
                                              -------------------                                 ----------------------
                                                                                         Securities
                                                           Other Annual    Restricted    underlying      LTIP       All other
Name and principal position       Year    Salary   Bonus   compensation   Stock Awards     options      payouts    compensation
---------------------------       ----    ------   -----   ------------   ------------     -------      -------    ------------
Hunter M.A. Carr                  2000   $180,000   $-0-       $-0-            $-0-             -0-       $-0-         $-0-
    Chairman of the Board,        1999     90,000    -0-        -0-             -0-             -0-        -0-          -0-
    President and Chief
    Executive Officer

David P. Harriman,                2000   $106,667   $-0-       $-0-            $-0-             -0-       $-0-         $-0-
    Chief Operating Officer       1999      8,333    -0-        -0-             -0-         300,000        -0-          -0-
    and President Of National
    Law Library

      During the year ended December 31, 2000, the six months ended December 31, 1999, and the period from inception of National Law Library on November 30, 1998, to June 30, 1999, Internet Law Library did not grant any stock appreciation rights.

      The following table summarizes the compensation paid by Internet Law Library directly to A.W. Dugan, who served as chief executive officer until March 30, 1999, and either directly or indirectly to Mr. Carr under a personal services contract as Internet Law Library's president and chief executive officer since March 30, 1999. We did not pay any employee an annual salary and bonus exceeding $100,000 during the period from inception of National Law Library on November 30, 1998, to June 30, 1999.

                           Summary Compensation Table
   For the Period from Inception of National Law Library on November 30, 1998 to June 30, 1999

                                              Annual Compensation                                 Long Term Compensation
                                              -------------------                                 ----------------------
                                                                                         Securities
                                                                                         ----------
                                                           Other Annual    Restricted    underlying      LTIP       All other
                                                           ------------    ----------    ----------      ----       ---------
Name and principal position       Year    Salary   Bonus   compensation   Stock Awards    options       payouts    compensation
---------------------------       ----    ------   -----   ------------   ------------    -------       -------    ------------
Hunter M.A. Carr                  1999    $-0-     $-0-     $55,400(1)        $-0-           -0-         $-0-          $-0-
   Chairman of the Board,         1998     -0-      -0-            -0-         -0-           -0-          -0-           -0-
   President and Chief
   Executive Officer

A.W. Dugan                        1999    $-0-     $-0-           $-0-        $-0-           -0-         $-0-          $-0-
   Former Chairman of the         1998     -0-      -0-            -0-         -0-           -0-          -0-           -0-
   Board and President

-----------
(1) Mr. Carr was compensated pursuant to a personal service contract during the period from inception of National Law Library on November 30, 1998, to June 30, 1999.

      The following table sets forth the grants of stock options made to employees of Internet Law Library or its subsidiaries during the period from inception of National Law Library on November 30, 1998 to June 30, 1999 and for the six months ended December 31, 1999. There were no grants of stock options during the year ended December 31, 2000.

                                                  Number of       Percent of total
                                                 securities      options granted to
                                                 underlying     employees during the    Exercise or Base   Expiration   Grant date
Name                                           options granted         period            price ($/share)      Date      value (2)
----                                           ---------------  --------------------     ---------------   ----------   ---------

                                                                     Individual Grants
                                                                     -----------------
For the six months ended
December 31, 1999
   Ronald W. Hogan (3) ......................       166,250               31%              $    3.00          8/31/07    $ 295,835
   David P. Harriman (3) ....................       300,000               55%              $    3.00          8/31/07    $ 300,019
During the period from inception of
   National Law Library on November 30, 1998,
   to June 30, 1999
   Hunter M.A. Carr (1) .....................     1,250,000              100%              $    3.00          4/11/09    $ 847,047

-----------
(1)   All such options were exercisable on April 12, 1999, the date of grant.

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

(3) Options issued to former officers of acquired companies. These individuals subsequently became officers of Internet Law Library or one of its subsidiaries. Before the options may vest, certain future subsidiary financial results or personal performance criteria must be satisfied. The earliest date on which one -third of these options may be exercised is August 31, 2000, and the latest date on which the last one -third of these options may be exercised is August 30, 2007. In the case of Mr. Hogan, the criteria for options scheduled to vest on August 30, 2000 was not satisfied, and 48,750 options were cancelled at that time. As of April 12, 2001, 100,000 of Mr. Harriman's options were vested but have not been exercised.

      The following table sets forth information concerning the number and value of securities underlying unexercised options held on December 31, 1999 and 2000 by Internet Law Library's executive officers.

                 Aggregate Options Exercisable and Option Values

                                                    Number of securities           Value of unexercised
                                                   underlying unexercised      in-the-money options at end
                                                  options at end of period             of period(1)
                                                ---------------------------    ----------------------------
Name                                            Exercisable   Unexercisable    Exercisable    Unexercisable
----                                            -----------   -------------    -----------    -------------
December 31. 2000
   Hunter M. A. Carr.........................      1,250,000          --                --            --
   David P. Harriman.........................        100,000     200,000                --            --
   Jack I. Tompkins..........................      1,000,000          --                --            --
   Ronald W. Hogan...........................             --     117,500                --            --
   John R. Marsh.............................             --      50,000                --            --
December 31, 1999
   Hunter M. A. Carr.........................      1,250,000          --        $2,500,000            --
   Ronald W. Hogan...........................                    166,250                --      $342,475
   John R. Marsh.............................                     75,000                --      $154,500
   David P. Harriman.........................                    300,000                --      $600,000

-----------
(1) Based on the difference between the option exercise prices and the closing sale prices of $5.00 and $.1875 of our common stock as reported on the over-the-counter bulletin board on December 31, 1999 and 2000, respectively, multiplied by the number of shares underlying the options.

Compensation of Directors

      On March 26, 1999, our majority stockholders and our board of directors adopted the 1999 Director Option Plan pursuant to which our outside directors are granted options for the purchase of our common stock. Under the director option plan, each outside director is automatically granted options to purchase 15,000 shares of common stock on the date he or she becomes a director. Thereafter, each outside director who serves for six months or longer is awarded options to purchase an additional 1,000 shares of common stock at our annual meeting of stockholders. These options have a term of ten years, and carry an exercise price of 100% of the fair market value of our common stock on the date of grant.

      In April 1999, the board of directors approved a stock option grant to Mr. Tompkins covering 1,000,000 shares of common stock. This option was exercisable at $3.00 per share, and could be exercised in whole or in part over a term of 10 years from date of grant. The board approved this grant as an incentive for Mr. Tompkins to serve as our first outside director. Mr. Tompkins became one of our directors on August 31, 1999, and resigned on June 9, 2000.

      In December 1999, the board of directors approved outside director compensation in the form of awards of our common stock. These awards will be for 25,000 shares of our common stock payable to each outside director at the beginning of each year of service. In March 2000, we issued a total of 125,000 shares of our common stock, valued at $551,200, to our outside directors. In July 2000, we issued 50,000 shares to two new outside directors. In addition, the board voted in January 2000 to pay each director a meeting fee of $1,000 per in-person meeting and $500 per telephone meeting. The board agreed to hold monthly telephone meetings and quarterly in-person meetings.

Compensation Committee Interlocks and Insider Participation

      Messrs. Carr, Kirker, Reynolds and Tompkins participated in the deliberations of our board concerning executive officer compensation during the six months ended December 31, 1999. Since January 2000, the Compensation Committee has been composed of outside directors. None of our executive officers has served as a member of the Compensation Committee of another entity whose executive officers have served on our Compensation Committee.

Report of the Compensation Committee on Executive Compensation

      In accordance with the rules of the SEC, the following report of the Compensation Committee of Internet Law Library shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Such information shall not be deemed to be incorporated by reference into any statements or reports filed by Internet Law Library with the SEC that do not specifically incorporate such information by reference.

      Compensation for our executive officers is administered under the direction of the Compensation Committee with all recommendations of the Compensation Committee being subject to approval by the board of directors. The Chairman of the Compensation Committee meets personally with all executive officers and their management team members each year and receives materials describing their job performance for evaluation purposes. The following is the Compensation Committee's report on compensation practices during the year 2000 for the executive officers of Internet Law Library.

      Base Salary. The Compensation Committee recommends base salaries for executive officers and for officers of its subsidiaries:

      a. by evaluating the responsibilities of each position held and the experience of the individual;

      b. by reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other companies of similar size and location, to historical levels of salary paid, where available; and

      c. by reference to recommendations of independent compensation consultants.

      Salary adjustments are based on periodic evaluation of the performance of the Company, its subsidiaries and each officer, and added or changed responsibilities as well as market place changes are considered. Some executives perform duties for subsidiaries, and portions of their salaries are prorated. There were no salary adjustments to the executive officers' base salaries for the year 2000. Mr. Hunter M.A. Carr, who has served as president and chief executive officer since the commencement of the Company, received a base salary of $180,000 for the year 2000. Mr. David P. Harriman, who serves as president of National Law Library, Internet Law Library's most productive subsidiary, received a base salary of $120,000 for the year 2000. All other executive officers received salaries of less than $100,000 for the year.

      Executive Incentives. The Compensation Committee has recommended an executive incentive stock option plan, which has been approved by the board of directors for the year 2001. To date, there has been no other performance-based or other bonus plan put into place for Internet Law Library's executives.

      Other Compensation. Other compensation paid to executive officers includes partial payment of insurance premiums on medical, dental, life, and long-tem disability plans.

Stock Performance Graph

      SEC rules require presentation of a performance graph comparing the performance of our common stock against a broad equity market index and against either a published industry or line-of-business index or group of peer issuers through the end of our latest fiscal year. We chose the NASDAQ Composite Index
(CCMP) as the relevant broad equity market index and Goldman Sachs Technology Internet Index (GIN) as the relevant line-of-business index.

ELAW vs NASDAQ Composite Index (CCMP)

                   [GRAPHIC REPRESENTING ELAW STOCK PERFORMANCE
                       COMPARED TO NASDAQ COMPOSITE INDEX]

ELAW vs Goldman Sachs Technology Internet Index (GIN)

                   [GRAPHIC REPRESENTING ELAW STOCK PERFORMANCE
               COMPARED TO GOLDMAN SACHS TECHNOLOGY INTERNET INDEX]

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of April 12, 2001, regarding the beneficial ownership of our common stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of common stock,
(ii) by each director, and (iii) by all directors and executive officers as a group and by A.W. Dugan, who served as our chief executive officer until March 30, 1999. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

      The mailing address for each person identified below is c/o Internet Law Library, Inc., 4301 Windfern Road, Suite 200, Houston, Texas, 77041.

Name                                                      Shares             Percentage of
----                                                Beneficially Owned   Outstanding Shares(1)
                                                    ------------------   ---------------------

Hunter M.A. Carr.................................      16,777,281(2)               45.8%
Eugene A. Cernan.................................          50,000                   *
W. Allyn Hoaglund................................          75,000                   *
Kelley V. Kirker.................................         701,500(3)                1.9%
George A. Roberts................................         275,000                   *
Donald W. Sapaugh................................          50,000                   *
Paul Thayer......................................       1,210,000                   3.3%
A.W. Dugan.......................................         792,091                   2.2%
David P. Harriman                                         305,280(4)                *
All other executive officers (4 persons).........         103,288                   *
                                                       ----------                  ----
All executive officers and directors as a group
   (13 persons) .................................      20,339,440                  55.6%
                                                       ==========                  ====

-----------
*     Less than 1%.

      (1) Percentage of beneficial ownership is based on 36,575,112 shares of common stock outstanding as of April 12, 2001. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of April 12, 2001, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

      (2) Includes options to purchase 1,250,000 common shares that are currently exercisable and 400,000 shares held by a limited partnership of which Mr. Carr is the general partner, for the benefit of Mr. Carr's children.

      (3) Includes 100,000 shares held by Mr. Kirker's spouse, as to which Mr. Kirker disclaims beneficial ownership.

      (4) Includes options to purchase 100,000 common shares that are currently exercisable.

Item 13. Certain Relationships and Related Transactions

      Mr. Carr, our chairman of the board of directors, chief executive officer and president, was also the sole stockholder of ITIS during the period from National Law Library's inception on November 30, 1998, to December 31, 1999. During the three months ended March 31, 2000, Mr. Carr sold approximately 92% of his stock in ITIS to various individuals and entities, some of whom are either directors or officers of Internet Law Library or are entities controlled by directors of Internet Law Library. Under a stock exchange agreement dated April 30, 2000, we exchanged 5,044,903 shares of our common stock for all of the outstanding common stock of ITIS. The closing price of our common stock at April 28, 2000 was $4.125 per share. Of the 5,044,903 shares so issued, 1,721,003 shares were issued to five of our directors or their beneficiaries and 332,300 shares were issued to five of our officers as shown below:

                                                                               Number of
Name of Director/Officer                             Position                    Shares
------------------------                             --------                    ------

Hunter M.A. Carr...................................  Director and officer       196,003
W. Paul Thayer (Thayer Investment Co.).............  Director                   750,000
Kelley V. Kirker...................................  Director and officer       500,000
Eugene A. Cernan...................................  Director                    25,000
George A. Roberts, ................................  Director                   250,000
Edward P. Stevens..................................  Officer                    150,000
Donald H. Kellam...................................  Officer                    150,000
David P. Harriman..................................  Officer                     25,000
Robert Sarlay......................................  Officer                      3,300
K. Charles Peterson................................  Officer                      4,000
                                                                              ---------
     Total.........................................                           2,053,303
                                                                              =========

      Prior to its acquisition by us, ITIS has provided National Law Library with various executive, sales and marketing, and administrative services since National Law Library's inception on November 30, 1998. In addition, ITIS was and continues to be a primary provider of case law content to National Law Library. Set forth below is a summary of the agreements between National Law Library and ITIS.

      In December 1998, National Law Library and ITIS entered into a continuing service agreement under which ITIS provided database content to National Law Library. Under the terms of this agreement, ITIS provided National Law Library with data files containing case law and statutes that are in the public domain together with coding and proprietary editing services covering these data files. National Law Library was charged $.65 per 1,000 characters for those data files that satisfy certain prescribed quality control requirements. Under the agreement, National Law Library was obligated for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement was to reflect market prices for comparable work, and National Law Library had the option to select another vendor should ITIS' prices not be competitive.

      Despite the contract rate of $0.65 per 1,000 characters, during the six months ended December 31, 1999, National Law Library revised its method of accounting for its purchases of content from ITIS due to the common control exercised over both entities by Mr. Carr and due to the increasing materiality of the transactions. During this period, approximately 10,332,200,000 bytes of case law content was delivered by ITIS to National Law Library at a contract value of $6,722,000. National Law Library, however, recorded this content at ITIS' estimated cost of $987,594. In addition, Internet Law Library has restated its case law content purchased from ITIS during the period from National Law Library's inception on November 30, 1998, to June 30, 1999. As a result of this revaluation, at June 30, 1999, case law content was revised from approximately $1,787,000 to approximately $1,197,000, and the related payable to affiliated company of $115,700 was revised to reflect a receivable from affiliated company of approximately $474,300.

      Effective beginning in March 1999, National Law Library and ITIS operated under a management agreement. Under this agreement, ITIS provided accounting, staffing, and procurement services and office space to National Law Library. Accounting services were charged at the rate of $85 per hour, staffing services were charged at 125% of cost, office supplies, equipment, and telephone services were charged at 120% of cost, and office space rental was based on 115% of cost. In addition, ITIS was entitled to charge a $3,600 monthly management fee under the agreement. During the six months ended December 31, 1999, and the period from inception of National Law Library on November 30, 1998, National Law Library incurred charges totaling approximately $342,800 and $298,800, respectively, and, at December 31, 1999 and June 30, 1999, National Law Library owed ITIS approximately $32,400 and $97,800, respectively, under this agreement.

      Effective in December 1998, National Law Library entered into an agreement with ITIS to receive software development and consulting services for its database and retrieval. During the six months ended December 31, 1999, National Law Library incurred charges totaling approximately $34,600 and, at December 31, 1999, National Law Library owed ITIS approximately $3,800 under this agreement. No charges were incurred through June 30, 1999.Effective in November 1998, National Law Library and Mr. Carr entered into a personal service contract. During the period from inception of National Law Library on November 30, 1998, to June 30, 1999, National Law Library incurred total charges of $55,400 under this agreement. The agreement was terminated on July 1, 1999 when Mr. Carr became one of our salaried officers.

      Prior to the reverse acquisition, Planet Resources paid approximately $70,000 for accounting and management services and rent to a company controlled by A.W. Dugan, the then chairman of the board of directors and president and a significant stockholder of Planet Resources.

      During the year ended December 31, 2000, Internet Law Library borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Mr. Carr advanced an additional $255,000 during January and February 2001, and $200,609 since March 1, 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for the $200,609 advanced to Internet Law Library since March 1, 2001. As of April 12, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr were $2,010,609 and $239,081, respectively.

      In October 2000, Internet Law Library executed demand notes for $400,000 and $50,000 in favor of George A. Roberts and W. Allyn Hoaglund, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      In February 2001, Internet Law Library executed demand notes for $190,000 and $50,000 in favor of George A. Roberts and W. Paul Thayer, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On April 5, 2001, Internet Law Library executed a demand promissory note for $70,000 in favor of W. Paul Thayer, a member of our board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

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

(3) The following exhibits are filed or incorporated by reference as part of this report as required by Item 601 of Regulation S-K.

Exhibit
Number     Description
-------    -----------

   2.1 Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law Library and the stockholders of National (incorporated by reference to Exhibit A to Internet Law Library's Form 8-K filed on April 2, 1999).

   2.2 First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit 2.2 to Internet Law Library's Form 10-K filed on October 13, 1999).

   2.3 Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National Law Library (incorporated by reference to Annex B to Internet Law Library's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on April 19, 1999).

   2.4 Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and Internet Law Library, as Buyer (incorporated by reference to Exhibit 2.1 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.5 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law Library, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.6 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law Library, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.7 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law Library, as Seller, and John R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.8 Contract of Sale, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and Internet Law Library, as Buyer (incorporated by reference to Exhibit 2.7 to Internet Law Library's Form 8-K filed December 23, 1999).

   2.9 Stock Exchange Agreement by and among Internet Law Library and the shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   2.10 Stock Purchase Agreement by and between Internet Law Library and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.10 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   2.11 Stock Purchase Agreement by and between Internet Law Library and John McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed with the SEC on October 16,
            2000).

   2.12 Stock Purchase Agreement by and between Internet Law Library and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   2.13 Stock Exchange Agreement by and among Internet Law Library and all of the shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.13 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   2.14* Amended and Restated Agreement and Plan of Distribution dated as of March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library.

Exhibit
Number     Description
-------    -----------

   3.1 Amended and Restated Certificate of Incorporation of Internet Law Library (incorporated by reference to the Annex A of Internet Law Library's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).

   3.2 Bylaws of Internet Law Library, as amended (incorporated by reference to Exhibit 3.2 to Internet Law Library's Form 10-K filed on October 13, 1999).

   3.3 Certificate of Designation for Internet Law Library's 5% Series A Convertible Preferred Stock (incorporated by reference to Exhibit
            3.3 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   3.4 2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to Exhibit 4.4 to Internet Law Library's Registration Statement on Form S-8 filed on March 30, 2001).

   10.1 Stock Option Agreement between Internet Law Library and Hunter M.A. Carr (incorporated by reference to Exhibit D to Schedule 13D filed on October 12, 1999, by Hunter M.A. Carr).

   10.2 Stock Option Agreement between Internet Law Library and Jack I. Tompkins (incorporated by reference to Exhibit D to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).

   10.3 Consulting Agreement between National Law Library and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Internet Law Library's Registration Statement on Form S-8 filed on April 2, 1999).

   10.4 Continuing Service Agreement between National Law Library and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit
            10.4 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.5 Management and Financial Services Agreement between National Law Library and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.6 Software Development and Consulting Agreement between National Law Library and ITIS, dated March 24, 1999 (incorporated by reference to
            Exhibit 10.6 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.7 Option Agreement to Purchase Stock, effective March 30, 1999, by and between Internet Law Library and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.9 Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.10 New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.11 Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.12 Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   10.13 Convertible Preferred Stock Purchase Agreement by and among Internet Law Library and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   10.14 Registration Rights Agreement by and among Internet Law Library and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to
            Exhibit 10.15 to Internet Law Library's Form 10-K/A filed on May 24,
            2000).

Exhibit
Number     Description
-------    -----------

   10.15 Warrant to purchase 200,000 shares of Internet Law Library's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   10.16 Securities Purchase Agreement by and between Internet Law Library and Cootes Drive LLC, dated November 20, 2000.

   10.17 Amended and Restated Registration Rights Agreement by and between Internet Law Library and Cootes Drive LLC, dated November 20, 2000.

   10.18 Warrant to purchase 250,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated May 11, 2000.

   10.19 Warrant to purchase 250,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated November 20, 2000.

   10.20 Minimum Commitment Warrant to purchase up to 100,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated November 20, 2000.

   10.21 Vesting Warrant to purchase 1,000 shares of Internet Law Library's common stock per $100,000 invested issued to Cootes Drive LLC, dated November 20, 2000.

   10.22 Convertible Promissory Note made by Internet Law Library in favor of Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000.

   10.23 Warrant to purchase 41,650 shares of Internet Law Library's common stock issued to Cootes Drive, LLC, dated December 5, 2000.

   10.24 Side Letter Agreement dated December 5, 2000, by and between Internet Law Library and Cootes Drive LLC to enter into a convertible Promissory Note financing arrangement for $500,000.

   10.25 Consulting Agreement by and between Venco Compliance, Inc. and Kathryn Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Internet Law Library's Form 8-K/A filed on April 5,
            2000).

   16.2 Letter, dated February 21, 2001, from Arthur Andersen LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to Internet Law Library's Form 8-K filed on February 23, 2001)

   21*      Subsidiaries of Internet Law Library.

   23.1*    Consent of Harper & Pearson Company

   23.2*    Consent of Arthur Andersen LLP

   24*      Power of Attorney (included on signature page)

* Filed herewith

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

      (1) Form 8-K filed on October 16, 2000, reporting under Item 2, the acquisition of a major controlling interest in Compass Data Systems, Inc. and all of the outstanding stock of Venco Compliance, Inc.; and reporting under Item 5, the granting of a partial summary judgment against ITIS, Inc. in the case styled Loislaw.com, Inc., v. ITIS, Inc., National Law Library, Inc., and Internet Law Library, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERNET LAW LIBRARY, INC.
                                            By: /s/ Hunter M.A. Carr
                                                --------------------------------
                                                     Hunter M.A. Carr,
                                           President, Chief Executive Officer
                                           and Chairman of the Board of
                                           Directors

Date: April 12, 2001

                                POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes and constitutes Hunter M.A. Carr and Joanna Hoover, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Hunter M. A. Carr
-------------------------
     Hunter M.A. Carr       Chairman of the Board, President   April 12, 2001
                            and Chief Executive Officer
                            (Principal Executive Officer)


            *
-------------------------
     Eugene A. Cernan       Director                           April 12, 2001


   /s/Kelley V. Kirker
-------------------------
     Kelley V. Kirker       Director, Chief Operating          April 12, 2001
                            Officer of Internet
                            Law Library


   /s/Donald W. Sapaugh
-------------------------
    Donald W. Sapaugh       Director                           April 12, 2001


   /s/George A. Roberts
-------------------------
    George A. Roberts       Director                           April 12, 2001


    /s/W. Paul Thayer
-------------------------
      W. Paul Thayer        Director                           April 12, 2001


   /s/David P. Harriman
-------------------------
    David P. Harriman       Director, President of             April 12, 2001
                            National Law Library


  /s/ W. Allyn Hoaglund
-------------------------
    W. Allyn Hoaglund       Director                           April 12, 2001


    /s/ Joanna Hoover
-------------------------
      Joanna Hoover         Chief Financial Officer            April 12, 2001
                            (Principal Financial
                            and Accounting Officer)


* By: /s/ Hunter M. A. Carr
      ---------------------------
          Hunter M.A. Carr
          Attorney-in-fact

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND
FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Reports of Independent Public Accountants....................................................    F-2 - F-4
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999....................   F-5 and F-6
Consolidated Statements of Operations for the year ended December 31, 2000, for the six months ended December 31, 1999, and for the period from inception (November 30, 1998)
   through June 30, 1999.....................................................................       F-7
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000, for the six months ended December 31, 1999, and for the period from inception (November 30, 1998)
   through June 30, 1999.....................................................................   F-8 and F-9
Consolidated Statements of Cash Flow for the year ended December 31, 2000, for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through
   June 30, 1999.............................................................................  F-10 and F-11
Notes to Consolidated Financial Statements...................................................      F-12

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Internet Law Library, Inc.

      We have audited the accompanying consolidated balance sheet of Internet Law Library, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period November 30, 1998 (date of inception) through June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Internet Law Library, Inc. and Subsidiaries as of December 31, 1999 and for the six months then ended, were audited by other auditors, whose report thereon dated May 11, 2000, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Internet Law Library, Inc. and Subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000 and the period November 30, 1998 (date of inception) through June 30, 1999, in conformity with generally accepted accounting principles in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements and more fully discussed in Note 13 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and cash flows, and retained deficits raise substantial doubt about its ability to continue as a going concern. Because the Company does not have significant cash or other material liquid assets, nor an established source of revenues sufficient to cover its operating expenses, the Company will be required to obtain substantial additional financing or capital or to dramatically reduce operating expenses in order to continue as a going concern. As of April 12, 2001, the date of this report, the Company's sources of an adequate supply of financing or capital are severely limited. In order to remain in business during 2000 and the first quarter of 2001, the Company has received substantial debt and equity financing from the Company's Chairman of the Board and other directors. If additional expected equity or debt financings are not timely consummated, projected revenues do not meet management's expectations, or costs are not reduced and instead exceed projections, the Company will be required to obtain additional equity or debt financings in excess of those now deemed required in order to remain in business and to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 13. If the Company is unable to remain in business and continue as a going concern, assets as now reflected on the accompanying consolidated balance sheet, will be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its credit obligations as they become due. While an impairment charge of $748,024 has been recognized at December 31, 2000, the consolidated financial statements do not include any future adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to remain in business and continue as a going concern.

      As more fully discussed in Note 3 to the consolidated financial statements, the Company incurred an impairment charge of $748,024 to capitalized database content and software costs based on the results of an independent appraisal.

      As more fully discussed in Note 8 to the consolidated financial statements, the Company has entered into material financing agreements with the Company's Chairman of the Board and other directors of the Company.

      As more fully discussed in Notes 10 and 14 to the consolidated financial statements, the Company is involved in substantial litigation as both plaintiff and defendant.


        /s/  HARPER & PEARSON COMPANY
             Harper & Pearson Company

Houston, Texas

April 12, 2001

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


/s/ Arthur Andersen LLP

Houston, Texas
May 11, 2000

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999

                                                                                   2000            1999
                                                                              ------------    ------------
                                     ASSETS

Current assets:

   Cash and cash equivalents, including $1,761 and $20,235
      respectively, distributable to the stockholders of Planet
      Resources, Inc.                                                         $     40,475    $     78,544
   Short-term investments                                                               --         450,000
   Accounts receivable, net of allowance for doubtful accounts
      of $9,342 and $5,534, respectively                                           224,736          86,015
   Due from affiliated company                                                          --          55,423
   Refundable deposits                                                              22,216              --
   Deferred expenses                                                                39,108              --
   Other current assets                                                                500          13,284
                                                                              ------------    ------------
      Total current assets                                                         327,035         683,266
   Database content and software costs, net                                     15,523,173       3,658,027
   Furniture and equipment, net                                                    431,308         104,066
   Intangible assets, net                                                        3,311,338       1,475,292
                                                                              ------------    ------------

      Total assets                                                            $ 19,592,854    $  5,920,651
                                                                              ============    ============

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999


                                                                                   2000            1999
                                                                              ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable-other                                                        $  1,010,048    $         --
   Accounts payable                                                                437,102         156,472
   Accrued liabilities                                                             301,402          72,414
   Deferred revenue                                                                171,465          82,400
   Assets distributable to stockholders                                              1,761          30,235
                                                                              ------------    ------------
      Total current liabilities                                                  1,921,778         341,521

   Long term notes payable and advance from Chairman                             2,230,050              --
                                                                              ------------    ------------

Total liabilities                                                                4,151,828         341,521
                                                                              ------------    ------------

   Commitments and contingencies
   Redeemable common stock                                                              --         125,000
                                                                              ------------    ------------

Stockholders' equity:
   Series A Convertible Preferred stock, par value $.001;
      50,000,000 shares authorized; 161.08 shares issued and
      outstanding at December 31, 2000                                           2,027,526              --
   Common stock, par value $.001, 100,000,000 shares
      authorized; 35,421,284 and 24,920,991 shares issued,
      respectively; 35,410,546 and 24,910,253 shares outstanding,
      respectively                                                                  35,422          24,921
   Warrants                                                                      1,167,372              --
   Additional paid in capital                                                   23,447,757       7,974,994
   Deferred compensation                                                           (15,625)       (364,600)
   Accumulated deficit                                                         (11,178,242)     (2,138,001)
   Treasury stock, at cost, 10,738 shares                                          (43,184)        (43,184)
                                                                              ------------    ------------
      Total stockholders' equity                                                15,441,026       5,454,130
                                                                              ------------    ------------

      Total liabilities and stockholders' equity                              $ 19,592,854    $  5,920,651
                                                                              ============    ============

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    From
                                               For the Year    For the six       Inception
                                                  ended       months ended      (November 30,
                                               December 31,   December 31,      1998) to June
                                                   2000           1999             30, 1999
                                              ------------    ------------      -------------
REVENUE                                       $  1,147,814    $    222,697      $     53,520
OPERATING EXPENSES:
   Selling and marketing                         1,425,100         372,324           244,775
   General and administrative                    4,230,073       1,108,645           211,891
   Production and computer service                 538,785          73,628            65,073
   Amortization and depreciation                 2,184,794         197,037           142,783
   Impairment charge                               748,024              --                --
                                              ------------    ------------      ------------
   Total operating expenses                      9,126,776       1,751,634           664,522
                                              ------------    ------------      ------------
OPERATING LOSS                                  (7,978,962)     (1,528,937)         (611,002)
INTEREST INCOME (EXPENSE), net                    (155,029)          3,150            (1,212)
                                              ------------    ------------      ------------
NET LOSS                                        (8,133,991)     (1,525,787)         (612,214)
Deemed Preferred Stock Dividends                  (906,250)             --                --
                                              ------------    ------------      ------------
Net Loss Available to Common Stockholders     $ (9,040,241)   $ (1,525,787)     $   (612,214)
                                              ============    ============      ============

BASIC LOSS PER COMMON SHARE                   $      (0.31)   $      (0.07)     $      (0.06)
                                              ============    ============      ============

WEIGHTED AVERAGE SHARES USED IN
   COMPUTING BASIC LOSS PER
   COMMON SHARE                                 29,436,122      22,840,676        10,763,581
                                              ============    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the year ended December 31, 2000, for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999

                                                                Number of
                                                  Preferred       Common                                Additional Paid
                                                    Stock     Shares Issued  Common Stock     Warrants    in Capital
                                                  ----------------------------------------------------------------------
Issuance of common stock to founding
   stockholder in exchange for contributed
   assets                                             --        15,152,500   $    15,153         --      $ 2,014,207
Pre-acquisition transactions:
   Issuance of common stock for cash                  --         2,337,500         2,338         --          403,987
   Issuance of common stock for services              --            10,000            10         --            6,990
   Conversion of convertible debentures               --           500,000           500         --          199,500
Reverse acquisition                                   --         2,010,738         2,010         --           98,944
Post-acquisition transactions:
   Issuance of common stock for cash                  --           130,050           130         --           25,635
   Issuance of common stock for services              --           991,500           992         --           25,809
Net Loss                                              --                --            --         --               --
                                                  ----------------------------------------------------------------------

Balance, June 30, 1999                                --        21,132,288        21,133         --        2,775,072
                                                  ----------------------------------------------------------------------

Exercise of common stock options                      --           600,000           600         --          179,400
Issuance of common stock for cash                     --         2,207,526         2,207         --        2,243,468
Issuance of common stock for services                 --            51,500            51         --          215,706
Issuance of variable common stock options             --                --            --         --          375,000
Amortization of deferred compensation                 --                --            --         --               --
Issuance of common stock for acquisitions
   net of redeemable common stock                     --           929,677           930         --        2,174,070
Change in assets distributable to stockholders        --                --            --         --           12,278
Net Loss                                              --                --            --         --               --
                                                  ----------------------------------------------------------------------

Balance December 31, 1999                             --        24,920,991        24,921         --        7,974,994
                                                  ----------------------------------------------------------------------

                                                    Deferred       Retained       Treasury
                                                   Compensation     Deficit         Stock          TOTAL
                                                  ----------------------------------------------------------
Issuance of common stock to founding
   stockholder in exchange for contributed
   assets                                           $       --    $        --    $        --    $ 2,029,360
Pre-acquisition transactions:
   Issuance of common stock for cash                        --             --             --        406,325
   Issuance of common stock for services                    --             --             --          7,000
   Conversion of convertible debentures                     --             --             --        200,000
Reverse acquisition                                         --             --        (43,184)        57,770
Post-acquisition transactions:
   Issuance of common stock for cash                        --             --             --         25,765
   Issuance of common stock for services                    --             --             --         26,801
Net Loss                                                    --       (612,214)            --       (612,214)
                                                  ----------------------------------------------------------

Balance, June 30, 1999                                      --       (612,214)       (43,184)     2,140,807
                                                  ----------------------------------------------------------

Exercise of common stock options                            --             --             --        180,000
Issuance of common stock for cash                           --             --             --      2,245,675
Issuance of common stock for services                       --             --             --        215,757
Issuance of variable common stock options             (375,000)            --             --             --
Amortization of deferred compensation                   10,400             --             --         10,400
Issuance of common stock for acquisitions
   net of redeemable common stock                           --             --             --      2,175,000
Change in assets distributable to stockholders              --             --             --         12,278
Net Loss                                                    --     (1,525,787)            --     (1,525,787)
                                                  ----------------------------------------------------------

Balance December 31, 1999                             (364,600)    (2,138,001)       (43,184)     5,454,130
                                                  ----------------------------------------------------------

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the year ended December 31, 2000, for the six months ended December 31, 1999, and for the period from inception (November 30, 1998) through June 30, 1999

                                                           Number of
                                         Preferred           Common                                  Additional Paid
                                           Stock         Shares Issued  Common Stock     Warrants      in Capital
                                         ----------------------------------------------------------------------------
Issuance of common stock shares
   for 1999 compensation                 $         --          33,042   $         33   $         --   $        (33)
Change in assets distributable to                  --
   stockholders                                    --              --             --             --          1,761
Change in variable stock options                   --              --             --             --       (375,000)
Issuance of stock options for services             --              --             --             --        103,184
Issuance of Series A preferred stock        2,870,000              --             --             --             --
Issuance of common stock for
   acquisition-ITIS                                --       5,044,903          5,045             --     11,913,233
Issuance of common stock for
   acquisition-Compass                             --       1,670,378          1,670             --      2,292,754
Issuance of common stock for
   acquisition-Venco                               --         100,000            100             --         90,500
Issuance of common stock for services              --         514,825            515             --        707,583
Conversion of Series A preferred
   stock to common stock                   (1,748,724)      3,137,145          3,138             --      1,781,153
Issuance of common stock warrants                  --              --             --      1,167,372     (1,167,372)
Series A preferred stock deemed
   dividend                                   906,250              --             --             --             --
Lapse of redemption on common stock                --              --             --             --        125,000
Net Loss                                           --              --             --             --             --
                                         ----------------------------------------------------------------------------

Balance, December 31, 2000               $  2,027,526      35,421,284   $     35,422   $  1,167,372   $ 23,447,757
                                         ============================================================================


                                             Deferred      Retained       Treasury
                                           Compensation     Deficit         Stock          TOTAL
                                         -------------------------------------------------------------
Issuance of common stock shares
   for 1999 compensation                  $         --    $         --    $         --    $         --
Change in assets distributable to
   stockholders                                     --              --              --           1,761
Change in variable stock options               364,600              --              --         (10,400)
Issuance of stock options for services         (15,625)             --              --          87,559
Issuance of Series A preferred stock                --              --              --       2,870,000
Issuance of common stock for
   acquisition-ITIS                                 --              --              --      11,918,278
Issuance of common stock for
   acquisition-Compass                              --              --              --       2,294,424
Issuance of common stock for
   acquisition-Venco                                --              --              --          90,600
Issuance of common stock for services               --              --              --         708,098
Conversion of Series A preferred
   stock to common stock                            --              --              --          35,567
Issuance of common stock warrants                   --              --              --              --
Series A preferred stock deemed
   dividend                                         --        (906,250)             --              --
Lapse of redemption on common stock                 --              --              --         125,000
Net Loss                                            --      (8,133,991)             --      (8,133,991)
                                         -------------------------------------------------------------

Balance, December 31, 2000                $    (15,625)   $(11,178,242)   $    (43,184)   $ 15,441,026
                                         =============================================================

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                     From
                                                   For the Year    For the six     Inception
                                                      ended       months ended    (November 30,
                                                   December 31,   December 31,    1998) to June
                                                       2000           1999           30, 1999
                                                  -----------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(8,133,991)   $(1,525,787)     $  (612,214)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of common stock for services           708,098        215,757           29,300
      Amortization of deferred compensation            87,559         10,400               --
      Amortization and depreciation                 2,184,794        197,037          142,783
      Provision for doubtful accounts                   3,808          5,534               --
      Change in variable stock options                (10,400)            --               --
      Conversion of Series A preferred stock to
         settle interest                               35,567             --               --
      Impairment Charge                               748,024             --               --
      Changes in:
      Due from stockholders                                --         11,295               --
      Accounts receivable                            (114,124)       (84,131)          (1,322)
      Other current assets                              4,741         (3,284)              --
      Accounts payable                               (374,001)        76,598           49,000
      Accrued liabilities                             211,318         67,523            4,891
      Deferred revenue                                (74,074)        74,061               --
                                                  -----------    -----------      -----------

   Net cash used in operating activities           (4,722,681)      (954,997)        (387,562)
                                                  ===========    ===========      ===========
CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Purchases of short-term investments                     --       (450,000)              --
   Sales of short-term investments                    450,000             --               --
   Capital additions                               (1,902,525)    (1,098,933)        (124,451)
   Cash acquired in acquisitions                       47,039         35,166           90,275
                                                  -----------    -----------      -----------

      Net cash used in investment activities      $(1,405,486)   $(1,513,767)     $   (34,176)
                                                  ===========    ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

INTERNET LAW LIBRARY, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                      From
                                                              For the Year       For the six       Inception
                                                                 ended          months ended      (November 30,
                                                              December 31,      December 31,      1998) to June
                                                                  2000              1999             30, 1999
                                                             -----------        -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to (due from) affiliated company                                --           269,004          (324,428)
   Net proceeds from sale of debentures                                --                --           200,000
   Proceeds from (payments on) notes payable                    3,220,098          (202,000)          180,000
   Proceeds from exercise of stock options                             --           180,000                --
   Issuance of common stock                                            --         2,245,675           420,795
   Issuance of preferred stock                                  2,870,000                --                --
                                                             ------------      ------------      ------------

      Net cash provided by financing activities                 6,090,098         2,492,679           476,367
                                                             ------------      ------------      ------------

NET INCREASE/(DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           (38,069)           23,915            54,629
CASH AND CASH EQUIVALENTS, beginning of period                     78,544            54,629                --
                                                             ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                     $     40,475      $     78,544      $     54,629
                                                             ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                    $     23,721      $      6,693                --
   Cash paid for income taxes                                          --      $         --                --
   Non cash investing and financing transactions:
      Fair value of common stock issued for acquisitions     $ 14,300,000      $  2,300,000                --
      Lapse of redemption on common stock                    $    125,000                --                --
      Deemed preferred stock dividend                        $    906,250                --                --
      Conversion of preferred stock                          $  1,748,724                --                --
      Fair market value of warrants issued                   $  1,167,372

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS:

      Internet Law Library, formerly known as Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through CD-Rom media and Internet sites with subscription access, licenses and transaction fees for databases through the Company's subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., Brief Reporter, LLC and Compass Data Systems, Inc. Internet Law Library also provides training and support with federal regulations through the Company's wholly owned subsidiary, Venco Compliance Inc., and database content, software, hardware and other support through the Company's subsidiary, ITIS, Inc. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by the Company or its subsidiaries. The Company also markets a CD-Rom product and a Website that assist in medical billing. Customers using these Internet sites pay subscription fees under monthly, quarterly or annual subscription agreements or per-use licenses.

      Internet Law Library's common stock is traded on the over-the-counter Bulletin Board under the symbol "ELAW.OB."

      The board of directors has approved a name change to "ITIS, Inc." to better describe the products of Internet Law Library as being information technology and information services. The stockholders will be asked to approve the name change at Internet Law Library's annual meeting, which is anticipated to be held on September 11, 2001.

      Internet Law Library was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, Internet Law Library was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, the corporate name was changed to Planet Resources, Inc. Between 1992 and the reverse acquisition by National Law Library in March of 1999, Internet Law Library had no operations; however, the Company maintained certain mining properties which were to be indirectly distributed to those stockholders who were stockholders of Internet Law Library prior to the reverse acquisition by National Law Library. Effective March 27, 2001, the foregoing mineral rights and cash were indirectly distributed to the original stockholders of Internet Law Library pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources was spun-off from Internet Law Library and acquired the mining and other interests. Internet Law Library no longer maintains any interest in these properties.

      National Law Library, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Following its formation, National Law Library's then sole stockholder, who is the current President, Chief Executive Officer and Chairman of Internet Law Library, contributed to National Law Library all of his rights and interests in the Litidex(R) search, retrieval and database software and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law Library. Commercial operations began in January 1999, the same month in which National Law Library agreed in principle to be acquired by Internet Law Library. Under the Agreement and Plan of Distribution, each share of National Law Library common stock was exchanged for one share of the unregistered common stock of Internet Law. In contemplation of this transaction, Internet Law Library's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2 million shares of Internet Law Library's common stock being outstanding immediately prior to the merger. After giving effect to these transactions, former National Law Library stockholders owned 18 million shares of unregistered common stock of Internet Law Library and the original stockholders of Internet Law Library owned 2 million shares of Internet Law Library common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to "Internet Law Library, Inc." Under the terms of the agreement and plan of

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reorganization, the majority of the original board of directors resigned and were replaced with directors elected by the new stockholders.

      As more fully disclosed in Note 13, Internet Law Library has incurred significant losses from operations, maintains a working capital deficit and has used significant cash in operations. Accordingly, Internet Law Library will require additional financing to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law Library's ability to continue as a going concern. To provide interim financing until long-term financing becomes available, management plans to continue to utilize additional loans from Mr. Carr and other directors and investors.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation-In January 2000, Internet Law Library's board of directors approved a resolution changing Internet Law Library's fiscal year end from June 30 to December 31. Accordingly, these consolidated financial statements reflect the assets, liabilities, results of operations, and cash flows of the business conducted by Internet Law Library from its inception on November 30, 1998 to June 30, 1999; for the six-month transition period ended December 31, 1999; and for the year ended December 31, 2000.

      Restatement of Financial Statements-As further discussed in Note 5, Internet Law Library purchases database content from ITIS Inc., an affiliated company, which was controlled by the majority shareholder, Chairman of the Board, Chief Executive Officer, and President of Internet Law Library during the periods ended June 30 and December 31, 1999. As required by generally accepted accounting principles, transfers of assets between entities under common control must be accounted for using the cost basis of the transferor. Internet Law Library initially recorded the purchase of database content using the contracted rate between Internet Law Library and ITIS. The database content balance as of December 31, 1999 was revised to reflect purchases for the six months ended December 31, 1999 at the cost basis of ITIS, which represents a revision from the unaudited balances reported in Internet Law Library's quarterly report on Form 10-Q as of September 30, 1999. The effect of this revision was to decrease the database content balance and to record the excess of payments to ITIS over the cost basis of the database content received as a due from affiliated company totaling $55,423 as of December 31, 1999.

      Principles of Consolidation-The accompanying consolidated financial statements include the accounts of Internet Law Library and its wholly owned subsidiaries, National Law Library, GoverNet Affairs, Brief Reporter, ITIS, Venco Compliance, and Planet Resources. The financial statements also include the accounts of Compass Data Systems, of which Internet Law Library is majority shareholder. All significant inter-company balances and transactions have been eliminated in consolidation.

      Reclassification of Accounts. Certain reclassifications have been made to prior year balances to conform to current year presentation.

      Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

      Cash, Cash Equivalents and Short-term Investments-Internet Law Library considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments are classified as "securities available for sale" and are reported at their fair value with accrued interest expense and income recorded when such securities are purchased and sold, respectively. Unrealized gains and losses from short-term investments are insignificant.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Revenue Recognition-Revenues consist of subscription and other fees charged for access to Internet Law Library's databases, products and services and are recognized in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as follows:

      Product Revenue-Revenue from the sales of products (CD's and written materials) is recognized after shipment of the products and fulfillment of acceptance terms, if any.

      Services Revenue-Revenue from subscriptions, transactional fees, customer training, technical support and other services is recognized as the service is performed.

      Fair value of Financial Instruments-The fair values of financial instruments approximate their reported carrying amounts at December 31, 2000 due to their relative short lives for current assets and liabilities and long-term liabilities are at interest rates comparable to current market rates.

      Database and development costs-Database and development costs include content databases containing federal and state case law, statutory law, rules, pending legislation, and database and retrieval software. The capitalized value of a content database is determined from the cost of purchasing, verifying and installing the database for release to Internet customers. Once a case law database has been capitalized, the cost of updating the database with current case law is expensed. The cost of updating statutory law and pending legislation databases is capitalized.

      Internet Law Library applies SOP 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the database and retrieval software.

      Internet Law Library uses the straight-line method to amortize the components of the content databases. Content and software development assets at December 31, 2000 and 1999 consist of the following:

                                         Useful life
                                          (in years)        2000            1999
                                          ----------   ------------    ------------
Database content and software costs .......   8-20     $ 17,051,810    $  3,935,995
Less:  Accumulated amortization ...........              (1,528,637)       (277,968)
                                                       ------------    ------------
                                                       $ 15,523,173    $  3,658,027
                                                       ============    ============

      Furniture and Equipment-Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over a five-year period. At December 31, 2000 and 1999 accumulated depreciation was $118,512 and $15,288 respectively.

      Acquired Intangible Assets-Intangible assets consist of values associated with goodwill, developed technologies, and other intangibles acquired in the acquisitions of GoverNet, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance. Amortization of these intangibles is calculated on a straight-line basis over one to eight years.

Internet Law Library has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. See Note 3.

      Income Taxes-Internet Law Library accounts for income taxes in accordance with the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the capitalization, amortization and write-off of certain intangibles, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

      Stock-Based Compensation-Under SFAS No. 123, "Accounting for Stock-Based Compensation," Internet Law Library has elected the method that requires disclosure of stock-based compensation. Because of this election, Internet Law Library accounts for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the estimated fair value of Internet Law Library's stock on the date of grant, no compensation expense is recorded. Additionally, for stock-based compensation grants to consultants, Internet Law Library recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period.

      Basic Loss Per Share-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. Shares of Internet Law Library outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law Library outstanding before the reverse acquisition have been included in weighted average shares outstanding since November 30, 1998, its date of inception. All options outstanding at June 30,1999 and December 31,1999 and 2000 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share are the same for all periods presented.

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS

      Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      In connection with its revised operating plan to restructure and stabilize its business, Internet Law Library, with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business segments. The strategic review included review and evaluation of certain long-lived assets including content, goodwill and other intangibles. The revised projections by product line provided the basis for measurement of the asset impairment charge. Accordingly, Internet Law Library recorded non-cash impairment charges and wrote down capitalized database content and software costs by $748,024 at December 31, 2000.

      The valuation, impairment study and write offs were based on an analysis of current transactional evidence of a recent sale of a company operating in a relatively similar line of business and other factors. The cash flow methodology to determine impairment was not utilized due to significant volatility of such projections and inherent difficulty in accurately predicting future operations and cash flows of the Company.

      Management is of the opinion that no additional impairment of goodwill and other intangibles exists; however, this opinion is dependent on Internet Law Library's ability to generate enough funding from outside sources to continue investment and expansion at current levels, or the elimination of substantial operating expenses in the near term.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      At this time, Internet Law Library has been unable to secure the additional outside capital that will insure its ability to continue at its current level of expansion and meet its operational forecasts. Management believes that additional funding will be obtained; however, if it is not obtained within the second quarter, it is reasonably possible that additional impairment could result that would have a material impact on the consolidated financial statements, asset values, and ongoing operations of Internet Law Library. Management believes that the evaluation of potential future impairment of content, goodwill, and other intangibles represents an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".

NOTE 4-REVERSE ACQUISITION:

      On March 30, 1999, Internet Law Library (then Planet Resources, Inc.) and National Law Library completed a reorganization under the terms of the Merger Agreement. Under this agreement, National Law Library's stockholders exchanged all of their issued and outstanding shares of common stock, consisting of 18 million shares, for a like amount of new shares of common stock to be issued by Internet Law Library. In contemplation of the merger, Internet Law Library's original stockholders agreed to a 1 for 2 reverse stock split which resulted in 2 million issued and outstanding shares of common stock immediately prior to the merger. These shares are to be retained by Internet Law Library's original stockholders. In addition, under an Agreement and Plan of Distribution dated March 25, 1999, Internet Law Library was obligated to distribute certain assets consisting of cash and mining assets to its original stockholders. At December 31, 2000, the mining assets, valued at $10,000 at June 30 and December 31, 1999, had been deemed worthless and accordingly were written off of Internet Law Library's books. The remaining cash to be distributed at December 31, 2000 totaled $1,761. Also pursuant to the Distribution Agreement, Internet Law Library formed the subsidiary New Planet Resources, Inc. (New Planet) for the purpose of effecting this asset distribution. Two million shares of New Planet's common stock is to be distributed to Internet Law Library's original stockholders once New Planet's registration of these shares with the SEC is complete. The registration statement to register this stock was filed and accepted by the SEC on March 12, 2001, and pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, Planet Resources was spun-off from Internet Law Library and acquired the mining and other interests.

      At the time of the reverse acquisition, Internet Law Library's authorized shares of common stock were 10 million. The terms of the Merger Agreement required that Internet Law Library's stockholders approve an amendment to its articles of incorporation that would increase the authorized shares to 30 million and change the name of the company to Internet Law Library, Inc. Internet Law Library's stockholders approved such an amendment on March 31, 1999, but it was not filed with the Secretary of State of Delaware until July 8, 1999. Because it was the intent of the parties to the Merger Agreement and because the parties completed the reverse acquisition as contemplated in the Merger Agreement, Internet Law Library's financial statements for the period from Inception to June 30, 1999, have been prepared on the basis that Internet Law Library was able to issue up to 30 million shares of common stock as of March 31, 1999.

      Internet Law Library has accounted for the reverse acquisition under the purchase method of accounting, whereby National Law Library is treated as the accounting acquirer and Internet Law Library as the acquired entity. Using this method, the retained deficit of Internet Law Library as of the acquisition date and the par value of National Law Library's common stock were closed to Internet Law Library's additional paid-in capital. This accounting reflects the intent of the parties, specifically, that National Law Library as an operating entity acquired Internet Law Library in order to implement a capital development program from which both Internet Law Library's original stockholders and its new stockholders expect to benefit.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Shown below is a reconciliation of balances in Internet Law Library's stockholders' equity accounts from June 30, 1998, through the date of the reverse acquisition:

                                                                      Additional
                                                                       Paid-in
                                 Shares Issued      Common Stock       Capital    Retained Deficit   Treasury Stock       Total
                                 ------------       ----------       ----------   ----------------   -------------     ----------
Balances at June 30, 1998 ...       1,605,147       $    1,605       $  252,184      $  (92,249)      $  (43,184)      $  118,356
Sale of shares to an existing
    stockholder .............       2,394,853            2,395           57,460              --               --           59,855
Reverse 1 for 2 stock split .      (2,000,000)          (2,000)           2,000              --               --               --
Net loss through the reverse
    acquisition date ........              --               --               --        (120,441)              --         (120,441)
                                    ---------       ----------       ----------      ----------       ----------       ----------
Balances, as of the reverse
    acquisition date ........       2,000,000       $    2,000       $  311,644      $ (212,690)      $  (43,184)      $   57,770
                                    =========       ==========       ==========      ==========       ==========       ==========

NOTE 5-TRANSACTIONS WITH AFFILIATED COMPANY:

      The content and software development assets of National Law Library were sold to Internet Law Library by Hunter M.A. Carr, the Chairman of the Board, Chief Executive Officer, President and largest stockholder of Internet Law Library. Until January 2000, Mr. Carr was also the controlling stockholder of ITIS, a Texas corporation formed in 1994 for the purpose of developing software to be used in the area of litigation support. ITIS has provided a variety of services to National Law Library as set forth below:

1. In December 1998, National Law Library and ITIS entered into a continuing service agreement under which ITIS provided database content to National Law Library. Under the terms of this agreement, ITIS provided National Law Library with data files containing case law and statutes as are in the public domain together with coding and proprietary editing services covering these data files. Under the agreement, National Law Library was obligated for a three-year period to provide ITIS with minimum orders for data files containing an aggregate of 750 million characters per month. Pricing under this agreement was to reflect market prices for comparable work, and National Law Library had the right to select another vendor should ITIS' prices not be competitive. During the six months ended December 31, 1999, and the period from Inception to June 30, 1999, National Law Library was charged $987,594 and $101,052, respectively, representing estimated costs incurred by ITIS for data files created for National Law Library.

      Upon the divestiture of Mr. Carr's controlling interest in ITIS in January 2000, and through the date of acquisition of ITIS (see Note 6) National Law Library recorded purchases of database content from ITIS in accordance with the contractual rate between ITIS and National Law Library. The effective rate recorded by National Law Library during its period under common control with ITIS is substantially less than the contractual rate. Prior to its acquisition, during the year ended December 31, 2000, National Law Library purchased $3,428,774 of case law content from ITIS, including $260,930 purchased at ITIS' estimated cost and $3,167,844 purchased at the contractual rate of $0.65 per 1,000 characters of data.

2. Effective in March 1999, National Law Library and ITIS operated under a management and financial services agreement under which ITIS provided accounting, staffing, and procurement services and office space to National Law Library. In addition, ITIS was entitled to charge a $3,600 monthly management fee. Prior to its acquisition, during the year ended December 31, 2000, the six months ended December 31, 1999, and the period from Inception to June 30, 1999, charges totaling $123,185, $342,800 and $298,800, respectively, representing costs incurred by ITIS to provide these services were billed to National Law Library under this agreement.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Effective in December 1998, National Law Library entered into an agreement with ITIS to receive software development and consulting services for its database and retrieval software. Prior to its acquisition, during the year ended December 31, 2000 and the six months ended December 31, 1999, charges totaling $29,312 and $34,600, respectively, were incurred by National Law Library under this agreement.

      Prior to its acquisition, National Law Library owed ITIS an aggregate $3,015,835 at March 31, 2000, under various agreements, primarily from database content purchases.

      Effective in November 1998, National Law Library and the CEO of Internet Law Library entered into a personal service contract covering executive services, marketing and business development, public relations and general management. The agreement was terminated on July 1, 1999, when the CEO of Internet Law Library became a salaried officer of Internet Law Library, on which date National Law Library owed $40,440 to the CEO of Internet Law Library. During the six months ended December 31, 1999, Internet Law Library remitted this amount, together with reimbursable out-of-pocket expenditures totaling $8,384, to the CEO of Internet Law Library.

NOTE 6-ACQUISITIONS:

GoverNet Affairs

      In November 1999, Internet Law Library acquired GoverNet Affairs, a Georgia corporation that owns and operates an Internet site and connected databases that provide subscribers with a tracking and monitoring system for legislation pending before federal and state legislatures. Internet Law Library issued 446,352 shares of common stock in exchange for all the outstanding stock of GoverNet. The total purchase price of $1,341,400 includes the estimated fair value of common stock issued at $1.3 million, $22,000 of promissory notes payable to two stockholders, and $19,400 of other debt. The acquisition was accounted for under the purchase method of accounting. Internet Law Library's allocation to intangible assets for this acquisition includes $1,271,854 in developed technology. The results of operations of GoverNet and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

      In addition, options to purchase 320,000 shares of Internet Law Library's common stock were granted to the former stockholders of GoverNet. These stock options are exercisable over a five-year period beginning on August 31, 2000, provided certain revenue and earnings targets are achieved in each of the three years ending August 31 through 2002. The options are subject to an exercise price of $2.94 per share. At December 31, 2000, 100,000 of these options have been cancelled due to failure to meet revenue and earnings targets.

Brief Reporter

      In December 1999, Internet Law Library acquired Brief Reporter, a Virginia limited liability company that owns and operates an Internet site and connected databases containing appellate briefs written by attorneys for important cases in all federal and state jurisdictions. Internet Law Library issued 483,325 shares of common stock in exchange for all of the members' interests in Brief Reporter. The total purchase price of $1,000,000 consists of the estimated fair value of the common stock issued by Internet Law Library. The acquisition was accounted for under the purchase method of accounting and resulted in $960,206 of the purchase price being allocated to intangible assets. Internet Law Library's allocation to intangible assets for this acquisition includes $250,000 to developed technology and $710,206 to database content. The results of operations of Brief Reporter and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Under the terms of the acquisition agreement with Brief Reporter, former owners of Brief Reporter may have up to 25 percent of their shares of Internet Law Library's common stock registered in a public offering prior to July 1, 2000. These shares were registered in a Registration Statement filed on June 16, 2000 and subsequently accepted by the SEC. Had there been no public offering or if none of these shares had been registered in such an offering, Internet Law Library was obligated to repurchase an aggregate of $125,000 worth of these shares at the then prevailing market price. As this contingency was outside the control of Internet Law Library, $125,000 was reflected as redeemable common stock in the accompanying balance sheet at December 31, 1999. This amount has been reversed in the December 31, 2000 balance sheet as the obligation to register the shares has been satisfied.

ITIS

      On March 23, 2000, Internet Law Library's board of directors approved the purchase of ITIS, Inc. subject to certain final reviews and negotiations that were concluded in April 2000. According to the terms of a Stock Exchange Agreement, effective April 30, 2000, Internet Law Library exchanged 5,044,903 shares of its common stock, of which all were unregistered shares, for all of the shares of ITIS. In addition to the exchange of stock, Internet Law Library assumed liabilities to Mr. Carr in the amount of $425,050. These liabilities are non-interest-bearing and payable on demand.

      Since National Law Library's inception on November 30, 1998 until Internet Law Library's acquisition of ITIS on April 30, 2000, ITIS served as one of National Law Library's primary vendors of new case law content while also providing various executive, sales, production, and administrative services. During the period from National Law Library's inception to December 31, 1999, Hunter M.A. Carr was the sole stockholder of ITIS. During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 92% of his stock in ITIS to various individuals and entities, some of which are either directors or officers of Internet Law Library or are entities controlled by directors of Internet Law Library. Of the 5,044,903 shares issued to ITIS stockholders, 1,721,003 shares were issued to five directors of Internet Law Library or their beneficiaries and 332,300 shares were issued to five officers of Internet Law Library. The results of operations of ITIS have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

      The acquisition has been accounted for under the purchase method of accounting. The total purchase price of $11,917,400 includes Internet Law Library's allocation to intangible assets for this acquisition of $6.9 million to database content and software costs and $2 million to contractual agreements based on the results of an independent appraisal.

Compass Data Systems

      On July 27, 2000, Internet Law Library's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc., a private Nevada corporation that provides electronic information publishing services in a completely searchable infobase to a wide variety of industries and organizations. Stock purchase agreements by and between Internet Law Library and certain stockholders of Compass Data Systems were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, Internet Law Library agreed to issue an aggregate of 1,676,105 unregistered shares of Internet Law Library's common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass Data Systems common stock owned by Jeremiah Kane, John McHugh and Jack Ben Ezra. As of December 31, 2000, 1,670,378 shares had been issued to the selling shareholders. Compass had a negative net worth as of the date of acquisition and has continued to incur net operating losses. Therefore, no minority interest for the remaining 37% has been recorded in the financial statements. The issuances of Internet Law Library stock were made in reliance upon the Section 4(2) private placement exemption from registration. None of the sellers received registration rights for the Internet Law Library shares they received in this transaction. The results of operations of Compass and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      The acquisition was accounted for under the purchase method of accounting. The total purchase price of $2,294,425 includes Internet Law Library's allocation of $1,294,425 to database content and software costs and $1 million to a contractual agreement based on the results of an indepdent appraisal.

      Venco Compliance

      On September 28, 2000, Internet Law Library's board of directors approved the purchase of all of the stock of Venco Compliance, Inc., a private Texas corporation that is in the business of selling compliance and safety training and information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, Internet Law Library issued an aggregate of 100,000 unregistered shares of Internet Law Library's common stock at closing on October 1, 2000, valued then at $90,600, to Donald E. and Cathryn V. Tull. Internet Law Library may issue an additional 25,000 unregistered shares each to Donald Tull and Cathryn Tull in the future for consulting services with the last issuance occurring in the year 2003. Venco Compliance has also entered into a consulting agreement with Cathryn Tull that pays her $72,000 per year for a term of one year, with a renewal right for a one-year term on each anniversary of the agreement. In addition, Ms. Tull is eligible to receive a cash bonus based on Venco Compliance's revenues. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the Internet Law shares they received in this transaction. The results of operations of Venco Compliance and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

      The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill.

        The following unaudited pro forma financial information for the six months ended December 31, 1999, and for the year ended December 31, 2000, assumes the acquisitions of GoverNet, Brief Reporter, ITIS, Compass and Venco had occurred on July 1, 1999:

                                                     Year Ended December  Six Months Ended
                                                          31, 2000        December 31, 1999
                                                     -------------------  ----------------
Revenues..........................................       $  1,806,089       $   759,567
Net loss available to common stockholders.........       $(10,264,764)      $(5,286,157)
Loss per share....................................       $      (0.32)      $     (0.17)

NOTE 7-INTANGIBLE ASSETS:

      Intangible assets as of December 31, 2000 and 1999 consist of the following:

                                        Estimated Useful
                                              lives
                                           (in years)           2000          1999
                                        ----------------    -----------   -----------
Developed technology...................         5           $ 1,521,854   $ 1,521,854
Goodwill...............................         5                90,600             0
Contractual agreements                    12-23 months        3,000,000             0
                                                            -----------   -----------
     Subtotal..........................                       4,612,454     1,521,854

Less: Accumulated amortization........                       (1,301,116)      (46,562)
                                                            -----------   -----------
     Total.............................                     $ 3,311,338   $ 1,475,292
                                                            ===========   ===========

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8-NOTES PAYABLE AND FINANCING AGREEMENTS:

      In June 1999, Internet Law Library executed a demand promissory note in the amount of $180,000 payable to a third party. The note was subject to an annual interest rate of 10 percent, and was paid in full in October 1999. During the six months ended December 31, 1999, Internet Law Library recognized interest expense of $5,200 related to this note.

      In November 1999, with the acquisition of GoverNet, Internet Law Library assumed two promissory notes made payable to two former stockholders of GoverNet totaling $22,000. These notes, one for $15,000 dated in October 1999 and one for $7,000 dated in November 1999, were both subject to an annual interest rate of prime plus four percent. Internet Law Library paid both notes in full in December 1999.

      During the year ended December 31, 2000, Internet Law Library borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Mr. Carr advanced an additional $255,000 during January and February 2001, and $200,609 since March 1, 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for the $200,609 advanced to Internet Law Library since March 1, 2001. As of April 12, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr were $2,010,609 and $239,081, respectively.

      In connection with the acquisition of ITIS, Internet Law Library assumed liabilities to Hunter M. A. Carr in the amount of $425,050. The liabilities are non-interest-bearing and payable on demand.

      In October 2000, Internet Law Library executed demand notes for $400,000 and $50,000 in favor of George A. Roberts and W. Allyn Hoaglund, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive. This arrangement is the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement is in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library can deliver a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intends to sell on each put up to a maximum of 150% of the product of the weighted average daily price of Internet Law Library's common stock and the weighted average trading volume (closing bid price multiplied by volume for a particular day) for the twenty trading day period prior to the delivery of a put. The number of shares to be acquired by the investor in each put is determined by dividing the dollar amount of the put by 90% of the average of the two lowest closing bid prices for the Company's stock during the ten trading days preceding the date of the put. The maximum amount that Internet Law Library can receive under the Securities Purchase Agreement is $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) are permitted to hold at any one time, which is 4.99% of the then outstanding common stock of Internet Law Library. The following are certain conditions that must be met before Cootes Drive is obligated to accept a put from Internet Law Library:

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      (i) the registration statement must be declared effective by the SEC and remain effective (the registration statement was declared effective by the SEC on January 11, 2001);

      (ii) the closing bid price of Internet Law Library's common stock must be at least $1.50 and its weighted average daily trading volume must be at least $75,000 for the ten trading days preceding both the date of the put and the closing date of the put;

      (iii) the representations and warranties given by Internet Law Library in the Securities Purchase Agreement must be true and correct, and Internet Law Library must comply with the provisions of the agreement;

      (iv)  Cootes Drive must receive an opinion of counsel; and

      (v) Internet Law Library's Common Stock must remain traded on the over-the-counter Bulletin Board or a more prestigious trading market or exchange.

There can be no guarantee that these conditions will be met or that Internet Law Library will be able to draw down on any portion of this agreement. As of April 12, 2001, Internet Law Library did not meet certain of the funding conditions listed in this agreement and was not able to obtain any funds under this financing arrangement. Due to recent litigation in regard to the foregoing financing agreement, it is unlikely that any further funding will occur from this private capital fund. Additionally, it is highly unlikely that Cootes Drive will honor a put even if Internet Law Library meets the above requirements in the future.

      In connection with the equity line arrangement, Cootes Drive surrendered for cancellation the five-year warrant for 500,000 shares at an exercise price of $3.56 that was issued on May 11, 2000, and Internet Law Library issued:

      (i) a five-year warrant No. 2 to Cootes Drive for the purchase of 250,000 shares of common stock at an exercise price of $3.56 (issued in connection with the preferred stock offering);

      (ii) a five-year warrant No. 3 to Cootes Drive for the purchase of 250,000 shares of common stock at an exercise price of $0.60;

      (iii) a five-year warrant No. 4 to Cootes Drive for the purchase of 1,000 shares for every $100,000 of puts delivered at an exercise price of 120% of the average closing bid price of the common stock for the five trading days preceding the closing of a put (which shall vest in part each time a put is closed); and

      (iv) a five-year warrant No. 5 to Cootes Drive which becomes exercisable only if Internet Law Library does not deliver puts in the aggregate amount of $10,000,000, at an exercise price equal to the average of the lowest three bid prices in the 90-day period preceding the exercise.

      On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note is a demand note, and accrues interest at the rate of 5% per annum. The principal can be converted to common stock of Internet Law Library based on a conversion price equal to the lesser of (i) $0.288 or (ii) 80% of the average of the three lowest closing prices during a 20 day period prior to the date of conversion. In connection with this promissory note, Internet Law Library issued a warrant to the investor for 41,650 shares at an exercise price of $0.228 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. Funding of this note was contingent upon, among other things, the weighted average daily trading volume for Internet Law Library's

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock averaging $165,000 for the period between December 5, 2000 and January 14, 2001. Upon closing of this second promissory note, Internet Law Library was to be obligated to issue a five-year warrant for 41,650 shares with an exercise price equal to the average of the closing bid prices of the common stock for the five trading days prior to issuance of this note, and register the resale of such shares. These conditions were not met and this additional funding never occurred.

      On December 5, 2000, Internet Law Library granted registration rights to the investor for up to 17,541,650 shares of common stock it may acquire under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

      Due to recent litigation in regard the foregoing financing agreements (see note 14), it is highly unlikely that any further funding will occur from this private capital fund. Accordingly, Internet Law Library will require new financing or equity capital to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law Library's ability to continue as a going concern. As of April 12, 2001, the date of this report, Internet Law's sources of an adequate supply of financing or capital are severely limited. To provide interim financing until long-term financing becomes available, management plans to continue to utilize additional loans from Mr. Carr and other directors and investors.

NOTE 9-INCOME TAXES:

      Internet Law Library has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2000 and 1999, Internet Law Library had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $11.2 million and $2.1 million, respectively, resulting in deferred tax asset amounts of $3,800,000 and $707,000, respectively. These carryforwards begin to expire in 2018 through 2020. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit Internet Law Library's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, Internet Law Library may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since Internet Law Library has had a net operating loss carry forward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

NOTE 10-COMMITMENTS AND CONTINGENCIES:

Lease for Office Space

      Internet Law Library leases its office space under a variety of operating leases. Internet Law Library is committed to making monthly payments of at least $12,400 under a lease agreement for office space that expires in June 2004. If the Company is not successful in maintaining existing sub-leasing arrangements with a third party tenant, this monthly obligation may increase to approximately $18,600. GoverNet Affairs leases office space pursuant to a lease agreement requiring monthly payments of approximately $3,400 through December 2001; Brief Reporter leases office space pursuant to two lease agreements requiring monthly payments of approximately $2,600 and $1,300 through August 2001 and December 2001, respectively; and Compass Data leases office space pursuant to a lease agreement requiring monthly payments of approximately $4,000 through August 2004.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      Future minimum lease payments under operating leases are:

                          2001                     $ 331,400
                          2002                       271,000
                          2003                       272,000
                          2004                       129,000
                                                  ----------

        Total                                     $1,003,400

        Less minimum receipts under subleases        (55,500)
                                                  ----------

        Net minimum lease payments                 $ 947,900
                                                  ==========

      Rent expense under operating leases was $188,916, $3,746, and $19,336 for the year ended December 31, 2000, the six months ended December 31, 1999 and the period November 30, 1998 (date of inception) through June 30, 1999, respectively.

Employment Contracts

      Internet Law Library has signed employment agreements with certain employees. At December 31, 2000, under these agreements, Internet Law Library is obligated to pay compensation of $275,000 in 2001 and $231,667 in 2002. All contracts in effect at December 31, 2000 will expire by the end of fiscal year 2002.

Litigation

      On September 9, 1999, Loislaw.com, Inc. filed a lawsuit in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against ITIS, National Law Library and Internet Law Library. Loislaw.com, one of the Company's competitors, alleged that ITIS breached an agreement between Loislaw.com and ITIS by allegedly providing certain materials to National Law Library for use on National Law Library's Website, which allegations were denied by the Company and its subsidiaries. In December 2000, all parties entered into a confidential agreement to settle the litigation. Settlement documents were prepared and executed by all parties on December 28, 2000.

      Other than the litigation discussed above and in note 14, the Company is not currently aware of any other pending litigation nor any material potential litigation. While Internet Law Library is subject to claims, either asserted or unasserted, arising in the normal course of business, management believes that the outcome of any or all of these claims would not have a material effect on the consolidated financial position or results of operations of Internet Law Library.

NOTE 11-COMMON AND PREFERRED STOCK:

      Since inception, Internet Law Library has sold unregistered shares of its common stock to a number of investors pursuant to Regulation D of the Securities Act of 1933, as amended. During the six months ended December 31, 1999, 2,207,526 shares were sold at an average price of $1.02 per share for net cash proceeds of $2,245,675, after commissions totaling $42,250. During the period from Inception to June 30, 1999, Internet Law Library sold 2,467,550 shares for an average price of $0.18 per share resulting in cash proceeds of $432,090.

During the six months ended December 31, 1999, Internet Law Library issued 51,500 shares of common stock for services rendered. Additionally, in December 1999, Internet Law Library approved a bonus to various employees and two board members for services rendered in 1999. The bonus consisted of 33,042 aggregate shares of common stock, which were issued in January 2000. The aggregate value of the award, totaling $105,404, has been recorded to compensation expense and additional paid-in capital as of December 31, 1999. Since the common

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

shares were not issued until January 2000, no par value was recorded as of December 31, 1999. Also in December 1999, the board of directors approved outside directors' compensation in the form of annual awards of 25,000 shares of Internet Law Library's common stock issuable to each outside director at the beginning of each calendar year. In March 2000, Internet Law Library issued a total of 125,000 shares of its common stock, valued at $551,200, to its outside directors. In July 2000, Internet Law Library issued 50,000 shares of its common stock, valued at $53,075, to new outside directors. The awards were recorded as compensation expense in March and July 2000 respectively.

      In February 2000, Internet Law Library's stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of preferred and common stock. Pursuant to this amendment, shares of authorized preferred stock were increased from 1,000,000 shares to 50,000,000 shares, and shares of authorized common stock were increased from 30,000,000 shares to 100,000,000 shares.

      On April 30, 2000, Internet Law Library issued 5,044,903 shares of common stock valued at approximately $21.4 million in connection with the acquisition of ITIS, Inc. (See Notes 5and 6) Of the 5,044,903 shares issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of Internet Law Library or their beneficiaries and 332,300 shares were issued to five officers of Internet Law Library.

      On May 11, 2000, Internet Law Library entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock is convertible into shares of Internet Law Library's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law Library is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by Internet Law Library effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor is subject to mandatory redemption by Internet Law Library upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a $25 million equity line completed on November 20, 2000 (see Note 8) Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. The estimated fair value of these warrants totals $710,397 and has been recorded in stockholders' equity. Additionally, at May 11, 2000 Internet Law Library agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totals $448,817 and has been recorded in stockholders' equity. On December 5, 2000 Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 41,650 shares of its common stock at an exercise price of $.288 per share. The estimated value of this warrant totals $8,158 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. As of April 12, 2001, Internet Law Library did not meet certain funding conditions and was not able to obtain any funds under this financing arrangement. On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in the United States District Court against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, SEC violations, civil RICO, fraud, violations of Texas securities laws, and other Texas statutes and conspiracy. Due to this recent litigation we believe it is unlikely that any further funding will occur from this private capital fund, and that Cootes Drive will not honor a put even if Internet Law Library meets the requirements of the financing agreement in the future. For more information on this litigation, see Note 14.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In connection with the issuance of the preferred stock, Internet Law Library incurred a deemed dividend. Such dividends are calculated as the discount from the fair market value as of the date the preferred stock was sold to the investors. This aggregate discount amount of $906,250 for the Series A Preferred Stock has been treated as dividends to the holders of the Series A Preferred Stock and was recorded during the period from issuance through the earliest available date of conversion, July 5, 2000.

      In May 2000, Internet Law Library entered into an agreement with a vendor pursuant to which Internet Law Library agreed to issue an aggregate of 39,825 shares of common stock as consideration for services over the vendor's service period. Upon completion of the service agreement in September 2000, total expense of $55,988 was recorded for the aggregate fair value of the 39,825 shares issued.

      In August 2000, Internet Law Library entered into an agreement with a vendor pursuant to which Internet Law Library issued an aggregate of 300,000 shares of common stock (valued at approximately $48,000 at December 31, 2000) as consideration for services over the vendor's service period. The aggregate fair value of the shares will be measured upon the date the services are completed and estimated at interim periods until that time. The estimated fair value is being recognized as expense over the interim service period through December 31, 2000.

      In October 2000 Internet Law Library issued 1,670,378 shares of common stock valued at approximately $2.3 million in connection with the acquisition of Compass Data Systems, Inc. and 100,000 shares of common stock valued at approximately $90,600 in connection with the acquisition of Venco Compliance, Inc. (See note 6)

      Through December 2000, holders of 138.92 shares of Series A convertible preferred stock converted the preferred shares to 3,137,145 shares of common stock. At December 31, 2000, 161.08 shares of Series A convertible preferred stock remain outstanding.

NOTE 12-STOCK OPTIONS AND WARRANTS:

      On March 26, 1999, the board of directors and the majority stockholders of Internet Law Library adopted the 1999 Stock Option Plan for Internet Law Library. Under the Plan, the compensation committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase common stock of Internet Law Library (either incentive or non-qualified stock options) and stock appreciation rights to officers and employees, including directors who are employees, of Internet Law Library. The Compensation Committee has discretion to determine the terms and conditions upon which the options may be exercised. Originally, the stockholders approved 300,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions. In February 2000, the stockholders approved a resolution increasing this number to 3,000,000 shares.

      On March 26, 1999, the board of directors and the majority stockholders approved the 1999 Director Option Plan. The Director Plan provides for automatic grants of stock options to non-employee directors. Internet Law Library has reserved 200,000 shares of common stock for the grant of options under the Director Plan, subject to anti-dilution adjustments. As of December 31, 2000, 105,000 options were due to non-employee directors under the Director Option Plan; however, no options had been issued under either the Stock Option Plan or the Director Option Plan.

      Internet Law Library granted certain stock options and warrants outside both the Stock Option Plan and the Director Option Plan during the year ended December 31, 2000, the six months ended December 31, 1999, and the period from Inception to June 30, 1999, as summarized below:

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                              Year Ended December 31, 2000        Six Months Ended December 31, 1999
                                              ----------------------------        ----------------------------------
                                                             Weighted Average                        Weighted Average
                                           Number of Shares   Exercise Price       Number of Shares   Exercise Price
                                           ----------------   --------------       ----------------   --------------
Options Outstanding, Beginning of Period      $     2.72       3,345,000           $     2.24           3,300,000
Options Granted                                     3.33         312,568                 2.93             645,000
Warrants Granted                                    3.51         700,000                   --                  --
Options Cancelled                                   3.00        (100,000)                  --                  --
Options Exercised                                     --              --                 0.30            (600,000)
                                                               ---------                                ---------
Options Outstanding, End of Period            $     2.89       4,257,568           $     2.72           3,345,000
                                                               =========                                =========
Options Exercisable, End of Period            $     3.12       3,167,568           $     3.00           2,250,000
                                                               =========                                =========

                                                Inception to June 30, 1999
                                                --------------------------
                                                               Weighted Average
                                             Number of Shares   Exercise Price
                                             ----------------   --------------
Options Outstanding, Beginning of Period         $    --                --
Options Granted                                     2.24         3,300,000
Warrants Granted                                      --                --
Options Cancelled                                     --                --
Options Exercised                                     --                --
                                                                 ---------
Options Outstanding, End of Period               $  2.24         3,300,000
                                                                 =========
Options Exercisable, End of Period               $  3.00         2,250,000
                                                                 =========

      Other information regarding stock options outstanding as of December 31, 2000 is as follows:

                                            Options Outstanding                            Options Exercisable
                                            -------------------                            -------------------
                                                                 Weighted Average                     Weighted Average
                                                                 ----------------                     ----------------
 Range of Exercise price      Shares    Remaining Life (Years)    Exercise price        Shares        Exercise price
 -----------------------      ------    ----------------------    --------------        ------        --------------
      $2.12 - $3.56         4,145,000          .6 - 6.6               $2.84           3,125,000           $ 3.10
      $4.50 - $5.19           112,568          .8 - 6.6               $4.78              42,568           $ 4.77
                            ---------                                                 ---------
                            4,257,568                                                 3,167,568
                            =========                                                 =========


      In January 1999, as partial consideration for arranging Internet Law Library's acquisition of National Law Library, options were awarded to a consulting firm for the purchase of 600,000 shares of common stock at an exercise price of $.30 per share. The estimated fair value of these options was immaterial. These options were exercisable for a period of ten days following the first day on which the quoted market price of Internet Law Library's common stock reached a price of $1.10 per share. Effective in April 1999, this option agreement was amended to extend the exercise period from ten days to anytime on or before December 31, 1999. The estimated fair market value incrementally provided to the consulting firm as a result of changing the measurement date of this stock option was approximately $12,500, which was not recorded due to its immateriality. Pursuant to this award, as amended, two blocks of options, each for 300,000 shares, were exercised in July 1999 and December 1999.

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

      During December 1999, Internet Law Library granted stock options for the purchase of an aggregate of 300,000 shares of common stock that are classified as a variable award. Pursuant to APB Opinion No. 25, the initial compensation expense related to these options was calculated based on the difference between the market price of the underlying common stock on the grant date and the exercise price of the option. The charge is recognized ratably over the expected service period related to the variable award. Additionally, a periodic adjustment to deferred compensation and related compensation expense is computed at the end of each reporting period based on the difference between the then current market price and the exercise price less previously recognized compensation expense. In January 2000, Internet Law Library granted two officers variable option awards for an aggregate of 105,000 shares of common stock subject to terms similar to the above-described variable option.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

      In May 2000, Internet Law Library entered into a consulting agreement pursuant to which an option was issued for common shares of Internet Law Library. The option has an exercise price of $4.63 per share, vests on October 31, 2000, and is exercisable through October 2003. The shares under this option are calculated as the number of shares aggregating $35,000 in value on the exercise date. Upon completion of the service agreement at October 31, 2000 total expense of $8,150 was recorded relative to this option.

      Had the compensation cost for all stock options been determined under the alternative method under SFAS No. 123, Internet Law Library's net loss for the periods ended December 31, 2000 and 1999 would have changed to the following pro forma amounts:

                                                                             Six Months
                                                         Year ended       ended December
                                                     December 31, 2000       31, 1999
                                                     -----------------    --------------
Net loss available to common stockholders:
   As reported....................................       $ 9,040,241       $ 1,525,787
   Pro forma......................................       $ 9,374,790       $ 2,402,795
 Net loss per share:
   As reported....................................       $      0.31       $      0.07
   Pro forma......................................       $      0.32       $      0.11

      For pro forma disclosures, the fair value of each option grant is estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: no expected dividends, risk-free interest rate of six percent, price volatility of approximately 94% for the year ended December 31, 2000 and approximately 85% for the six months ended December 31, 1999, and an average expected life of 5 years.

NOTE 13-CONDITIONS AFFECTING ONGOING OPERATIONS:

      Internet Law Library's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at this time Internet Law Library does not have significant cash or other material liquid assets, nor, without significant reductions in operating costs, does the Company have an established source of revenues sufficient to cover operating costs and allow the Company to continue as a going concern. Internet Law Library may in the future experience significant fluctuations in the results of their operations. Such fluctuations may result in volatility in the price and/or value of Internet Law Library's common stock. Shortfalls in revenues may adversely and disproportionately affect the results of operations because a high percentage of current operating expenses are relatively fixed. Accordingly, management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

      Internet Law Library will be required to obtain additional financing or capital to attain profitable operations, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Internally generated cash flows from operations have historically been and continue to be insufficient for the Company's cash needs. As of April 12, 2001, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, the Company will rely upon external sources for liquidity. Management of Internet Law Library believes that net proceeds of future anticipated securities offerings and projected revenues from operations should be sufficient to fund ongoing operations and business plans. However, the anticipated offerings may not be undertaken, and if undertaken, may not be successful or the proceeds derived from such offerings may not, in fact, be sufficient to fund operations and meet the Company's needs, and the Company's revenues may not be realized as projected. Internet Law Library's current working capital is not sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to a positive cash flow position. Internet Law Library may not ever become profitable and could fail as a going concern.

      As of March 31, 2001, Internet Law Library's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $250,000. Integration of current and prior period acquisitions of GoverNet, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance as well as any potential future acquisitions are critical to the success of the Company's business plan. Management has already implemented plans to reduce administrative costs and to increase revenues through increased marketing and increases in prices. While many factors can impact future operations and these improvements cannot be assured of success, the management of Internet Law Library intends to take all actions deemed prudent and necessary.

NOTE 14-SUBSEQUENT EVENTS (UNAUDITED):

Spin-off of Planet Resources

      Under an Agreement and Plan of Distribution dated March 25, 1999 between Internet Law Library (then Planet Resources, Inc.) and National Law Library, Internet Law Library was obligated to distribute certain assets consisting of cash and mining assets to its original stockholders. Effective March 27, 2001, the foregoing mineral rights and cash were indirectly distributed to the original stockholders of Internet Law Library pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, one of Internet Law Library's wholly owned subsidiaries, was spun-off from Internet Law Library and acquired the mining and other interests. Internet Law Library no longer maintains any interest in these properties.

Notes Payable

      On January 16, 2001, Internet Law Library executed a demand promissory note in the amount of $100,000 payable to an unaffiliated third party. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      In February 2001, Internet Law Library executed demand notes for $190,000 and $50,000 in favor of George A. Roberts and W. Paul Thayer, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On February 28, 2001, Internet Law Library executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      On April 5, 2001, Internet Law Library executed a demand promissory note for $70,000 in favor of W. Paul Thayer, a member of the board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

      Advances made during February, 2001 by Internet Law's CEO, Mr. Carr, in the amount of $255,000 were consolidated with earlier debt instruments due Mr. Carr into one demand note in the amount of $2,060,000 bearing

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for advances since March 1, 2001 in the amount of $200,609. As of April 12, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr were $2,010,609 and $239,081, respectively.

Contingencies

      On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions with Internet Law Library. All defendants have filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against Internet Law Library as described below. The Company intends to prosecute the case vigorously. However, in the opinion of the Company's litigation counsel the case is not sufficiently advanced to permit a current evaluation of the likelihood of a successful outcome.

      On February 5, 2001, in response to the lawsuit in Houston, Cootes Drive LLC filed a suit against Internet Law Library in the Southern District of New York alleging breach of one of the financing agreements with Internet Law Library for failure to honor a conversion of the Company's shares of convertible preferred stock. The suit seeks monetary damages of $10,000 per day and seeks to compel Internet Law Library to issue shares of common stock to Cootes Drive LLC. Internet Law Library's answer to this lawsuit has been filed, and the Company intends to ask that this case be transferred to Houston and consolidated with the previously filed case. The Company intends to defend this case vigorously. Litigation counsel has advised the Company that the case is not sufficiently advanced to permit an evaluation of the likelihood of the outcome.

      John M. O'Quinn, the Company's Texas-based litigation counsel in this matter, has agreed to represent Internet Law Library and its directors, if necessary, in both of these lawsuits on a 50% contingent fee basis with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

Common Stock

      On March 10, 2001, in accordance with conversion terms in the February 28, 2001 demand note payable to Hunter M.A. Carr, Internet Law Library issued 1,153,828 restricted shares of common stock priced at $.216667 per share to Mr. Carr, representing payment of $250,000 towards the note payable to Mr. Carr in the original amount of $2,060,000.

Stock Options and Warrants

      On February 22, 2001 Internet Law Library issued warrants to James W. Christian to purchase 300,000 shares of the Company's common stock at an exercise price of $0.15 per share, at any time and from time to time from and after February 22, 2001 and through and including February 22, 2006. These warrants were issued in exchange for services provided to the Company, and have an estimated value of $46,000.

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------
   2.1 Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law Library and the stockholders of National (incorporated by reference to Exhibit A to Internet Law Library's Form 8-K filed on April 2, 1999).

   2.2 First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit 2.2 to Internet Law Library's Form 10-K filed on October 13, 1999).

   2.3 Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National Law Library (incorporated by reference to Annex B to Internet Law Library's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on April 19, 1999).

   2.4 Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and Internet Law Library, as Buyer (incorporated by reference to Exhibit 2.1 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.5 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law Library, as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.6 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law Library, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.7 Option Agreement to Purchase Stock, dated November 8, 1999, by and between Internet Law Library, as Seller, and John R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to Internet Law Library's Form 8-K filed on November 30, 1999).

   2.8 Contract of Sale, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and Internet Law Library, as Buyer (incorporated by reference to Exhibit 2.7 to Internet Law Library's Form 8-K filed December 23, 1999).

   2.9 Stock Exchange Agreement by and among Internet Law Library and the shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   2.10 Stock Purchase Agreement by and between Internet Law Library and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.10 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   2.11 Stock Purchase Agreement by and between Internet Law Library and John McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed with the SEC on October 16,
            2000).

   2.12 Stock Purchase Agreement by and between Internet Law Library and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   2.13 Stock Exchange Agreement by and among Internet Law Library and all of the shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.13 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   2.14* Amended and Restated Agreement and Plan of Distribution dated as of March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library.

   3.1 Amended and Restated Certificate of Incorporation of Internet Law Library (incorporated by reference to the Annex A of Internet Law Library's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).

Exhibit
Number     Description
-------    -----------
   3.2 Bylaws of Internet Law Library, as amended (incorporated by reference to Exhibit 3.2 to Internet Law Library's Form 10-K filed on October 13, 1999).

   3.3 Certificate of Designation for Internet Law Library's 5% Series A Convertible Preferred Stock (incorporated by reference to Exhibit
            3.3 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   3.4 2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to Exhibit 4.4 to Internet Law Library's Registration Statement on Form S-8 filed on March 30, 2001).

   10.1 Stock Option Agreement between Internet Law Library and Hunter M.A. Carr (incorporated by reference to Exhibit D to Schedule 13D filed on October 12, 1999, by Hunter M.A. Carr).

   10.2 Stock Option Agreement between Internet Law Library and Jack I. Tompkins (incorporated by reference to Exhibit D to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).

   10.3 Consulting Agreement between National Law Library and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to Internet Law Library's Registration Statement on Form S-8 filed on April 2, 1999).

   10.4 Continuing Service Agreement between National Law Library and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit
            10.4 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.5 Management and Financial Services Agreement between National Law Library and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.6 Software Development and Consulting Agreement between National Law Library and ITIS, dated March 24, 1999 (incorporated by reference to
            Exhibit 10.6 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.7 Option Agreement to Purchase Stock, effective March 30, 1999, by and between Internet Law Library and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to Internet Law Library's Form 10-K filed on October 13, 1999).

   10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.9 Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.10 New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.11 Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to Internet Law Library's Form 10-K/A filed on October 28, 1999).

   10.12 Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   10.13 Convertible Preferred Stock Purchase Agreement by and among Internet Law Library and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   10.14 Registration Rights Agreement by and among Internet Law Library and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to
            Exhibit 10.15 to Internet Law Library's Form 10-K/A filed on May 24,
            2000).

   10.15 Warrant to purchase 200,000 shares of Internet Law Library's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to Internet Law Library's Form 10-K/A filed on May 24, 2000).

   10.16 Securities Purchase Agreement by and between Internet Law Library and Cootes Drive LLC, dated November 20, 2000.

Exhibit
Number     Description
-------    -----------
   10.17 Amended and Restated Registration Rights Agreement by and between Internet Law Library and Cootes Drive LLC, dated November 20, 2000.

   10.18 Warrant to purchase 250,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated May 11, 2000.

   10.19 Warrant to purchase 250,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated November 20, 2000.

   10.20 Minimum Commitment Warrant to purchase up to 100,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated November 20, 2000.

   10.21 Vesting Warrant to purchase 1,000 shares of Internet Law Library's common stock per $100,000 invested issued to Cootes Drive LLC, dated November 20, 2000.

   10.22 Convertible Promissory Note made by Internet Law Library in favor of Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000.

   10.23 Warrant to purchase 41,650 shares of Internet Law Library's common stock issued to Cootes Drive, LLC, dated December 5, 2000.

   10.24 Side Letter Agreement dated December 5, 2000, by and between Internet Law Library and Cootes Drive LLC to enter into a convertible Promissory Note financing arrangement for $500,000.

   10.25 Consulting Agreement by and between Venco Compliance, Inc. and Kathryn Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K filed with the SEC on October 16, 2000).

   16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Internet Law Library's Form 8-K/A filed on April 5,
            2000).

   16.2 Letter, dated February 21, 2001, from Arthur Andersen LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to Internet Law Library's Form 8-K filed on February 23, 2001)

   21*      Subsidiaries of Internet Law Library.

   23.1*    Consent of Harper & Pearson Company

   23.2*    Consent of Arthur Andersen LLP

   24*      Power of Attorney (included on signature page)

*Filed herewith