Form 10-Q
period 2001-03-31
INTERNET LAW LIBRARY INC
filed 2001-05-15
CIK 3959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

          |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|       No | |


The number of shares of the registrant's common stock outstanding as of May 15, 2001 was 36,564,374.

                           INTERNET LAW LIBRARY, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX



                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements  .........................    3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................   20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk............   25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................   26

Item 2. Changes in Securities and Use of Proceeds...............................   26

Item 6.  Exhibits and Reports on Form 8-K.......................................   27

SIGNATURES......................................................................   33

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,        DECEMBER 31,
                                                                          2001               2000
                                                                      (Unaudited)
                                                                    -------------       -------------
                                     ASSETS

Current assets:

  Cash and cash equivalents, including $-0- and $1,761
    respectively, distributable to the stockholders of Planet
    Resources, Inc.                                                $      14,656       $      40,475
  Accounts receivable, net of allowance for doubtful accounts
    of $6,404 and $9,342, respectively                                   209,573             224,736
  Other current assets                                                    40,190              61,824

    Total current assets                                                 264,419             327,035

  Database content and software costs, net                            15,699,710          15,523,173
  Furniture and equipment, net                                           412,065             431,308
  Intangible assets, net                                               2,719,845           3,311,338

    Total assets                                                   $  19,096,039       $  19,592,854
                                                                   =============       =============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  MARCH 31,          DECEMBER 31,
                                                                                     2001                2000
                                                                                 (Unaudited)
                                                                               ---------------      ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank overdraft                                                               $       126,469      $             -
  Notes payable-other                                                                1,432,945            1,010,048
  Accounts payable                                                                     683,417              437,102
  Accrued liabilities                                                                  377,562              301,402
  Deferred revenue                                                                     232,172              171,465
  Assets distributable to stockholders                                                       -                1,761
                                                                               ---------------      ---------------
    Total current liabilities                                                        2,852,565            1,921,778

  Long term notes payable and advance from Chairman                                  2,310,050            2,230,050
                                                                               ---------------      ---------------
Total liabilities                                                                    5,162,615            4,151,828
                                                                               ---------------      ---------------
  Commitments and contingencies

Stockholders' equity:

  Series A Convertible Preferred stock, par value $.001; 50,000,000 shares
    authorized; 161.08 shares issued and outstanding, respectively                   2,027,526            2,027,526
  Common stock, par value $.001, 100,000,000 shares
    authorized; 36,575,112 and 35,421,284 shares issued,
    respectively; 36,564,374 and 35,410,546 shares outstanding,
    respectively                                                                        36,575               35,422
  Warrants                                                                           1,213,372            1,167,372
  Additional paid in capital                                                        23,710,484           23,447,757
  Deferred compensation                                                                (6,250)             (15,625)
  Accumulated deficit                                                             (13,005,099)         (11,178,242)
  Treasury stock, at cost, 10,738 shares                                              (43,184)             (43,184)
                                                                               ---------------      ---------------

    Total stockholders' equity                                                      13,933,424           15,441,026
                                                                               ---------------      ---------------
    Total liabilities and stockholders' equity                                 $    19,096,039      $    19,592,854
                                                                               ===============      ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)


                                                                         For the three months ended March 31,
                                                                         ------------------------------------
                                                                                2001                2000
                                                                         -------------          -------------
REVENUE, NET OF DEFERRED INCOME                                          $     520,659          $     208,382
                                                                         -------------          -------------
OPERATING EXPENSES:
  Selling and marketing                                                        311,193                316,252
  General and administrative                                                   928,053              1,307,147
  Production and computer service                                              147,991                154,763
  Amortization and depreciation                                                884,249                207,478
                                                                         -------------          -------------
  Total operating expenses                                                   2,271,486              1,985,640
                                                                         -------------          -------------
OPERATING LOSS                                                             (1,750,827)            (1,777,258)

INTEREST INCOME (EXPENSE), net                                                (80,630)                (5,507)
GAIN ON SALE OF ASSETS                                                           4,600                      -
                                                                         -------------          -------------
Net Loss                                                                 $ (1,826,857)          $ (1,782,765)
                                                                         =============          =============
BASIC LOSS PER COMMON SHARE                                              $      (0.05)          $      (0.07)
                                                                         =============          =============
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING BASIC LOSS PER COMMON SHARE                                    35,987,460             25,048,852
                                                                         =============          =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                         For the three months ended March 31,
                                                                         ------------------------------------
                                                                                2001                2000
                                                                         -------------          -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (1,826,857)       $  (1,782,765)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Issuance of common stock, options, or warrants for services                    46,000              551,172
  Amortization of deferred compensation                                           9,375               70,630
  Amortization and depreciation                                                 884,249              207,478
  Changes in:
    Accounts receivable                                                          15,163               14,302
    Other current assets                                                         21,634             (29,674)
    Accounts payable                                                            246,315              162,127
    Accrued liabilities                                                          76,160               14,837
    Deferred revenue                                                             60,707              (6,487)
    Assets distributable to stockholders                                        (1,761)                    -
                                                                         -------------          -------------
  Net cash (used in) operating activities                                     (469,015)            (798,380)
                                                                         -------------          -------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Sales of short-term investments                                                     -              450,000
  Additions to database and development costs                                 (441,143)          (3,433,531)
  Additions to furniture and equiment                                          (13,507)            (100,665)
  Sale of equipment                                                               4,600                    -
                                                                         -------------          -------------
    Net cash used in investment activities                               $    (450,050)       $  (3,084,196)
                                                                         -------------          -------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                                2001                2000
                                                                         --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                         $    126,469          $        -
  Due to (due from) affiliated company                                              -           3,071,258
  Proceeds from notes payable                                                 752,897             900,000
  Distribution of Planet Resources assets and liabilities                      13,880                   -
                                                                         --------------        --------------
    Net cash provided by financing activities                                 893,246           3,971,258
                                                                         --------------        --------------
NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                       (25,819)              88,682

CASH AND CASH EQUIVALENTS, beginning of period                                 40,475              78,544
                                                                         --------------        --------------
CASH AND CASH EQUIVALENTS, end of period                                 $     14,656          $  167,226
                                                                         ==============        ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                 $      5,210          $    1,275
  Cash paid for income taxes                                             $          -          $        -
  Non cash investing and financing transactions:
  Fair value of warrants issued                                          $     46,000          $        -
  Fair value of common stock issued as
    note reduction                                                       $    250,000          $        -

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS:

Internet Law Library, formerly known as Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through CD-Rom media and Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., Brief Reporter, LLC and Compass Data Systems, Inc. Internet Law Library also provides training and support with federal regulations through its wholly owned subsidiary, Venco Compliance Inc., and database content, software, hardware and other support through its subsidiary, ITIS, Inc. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by Internet Law Library or its subsidiaries. Through its subsidiary Compass Data Systems, Inc., Internet Law Library also markets a CD-Rom product and a Website that assist in medical billing. Customers using these Internet sites pay subscription fees under monthly, quarterly or annual subscription agreements or per-use licenses.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - The accompanying unaudited interim consolidated financial statements of Internet Law Library have been prepared in accordance with generally accepted accounting principles and the rules of the SEC and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Internet Law Library's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Internet Law Library's 2000 Form 10-K, have been omitted.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PRINCIPLES OF CONSOLIDATION-The accompanying consolidated financial statements include the accounts of Internet Law Library and its wholly owned subsidiaries, National Law Library, GoverNet Affairs, Brief Reporter, ITIS, and Venco Compliance. The financial statements also include the accounts of Compass Data Systems, of which Internet Law Library is majority shareholder. All significant inter-company balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION-Revenues consist of subscription and other fees charged for access to Internet Law Library's databases, products and services and are recognized in accordance with the provisions of Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as follows:

         PRODUCT REVENUE- Revenue from the sales of products (CD's and written materials) is recognized after shipment of the products and fulfillment of acceptance terms, if any.

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

 BASIC LOSS PER SHARE-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. Shares of Internet Law Library outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law Library outstanding before the reverse acquisition have been included in weighted average shares outstanding since November 30, 1998, its date of inception. All options outstanding at March 31, 2001 and 2000 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

NOTE 3-BUSINESS SEGMENTS

Internet Law Library and its subsidiaries are engaged in the business of providing Internet services, electronic information publishing, and compliance and safety training materials.


                                                            SEGMENT INFORMATION

THREE MONTHS ENDED                                          INCOME FROM           INTEREST     TOTAL            DEPRECIATION/
MARCH 31, 2001                           NET SALES          OPERATIONS            EXPENSE      ASSETS           AMORTIZATION
------------------                       --------------     ------------       -----------     ------------     --------------
Internet Services                        $      364,865     $ (1,780,318)      $  80,391       $ 17,182,325     $     612,865
Electronic Publishing                           141,709          (41,667)            239          1,821,769           266,854
Compliance and Safety
Training Materials                               14,085           (4,872)              0            91,945              4,530
                                         --------------     ------------       -----------     ------------     --------------
Total, Internet Law Library              $      520,659     $ (1,826,857)      $  80,630       $ 19,096,039     $     884,249
                                         ==============     ============       ===========     ============     =============

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED                                          INCOME FROM           INTEREST     TOTAL            DEPRECIATION/
MARCH 31, 2001                           NET SALES          OPERATIONS            EXPENSE      ASSETS           AMORTIZATION
------------------                       --------------     ------------       -----------     ------------     --------------

Internet Services                           $   208,382     $(1,777,258)      $   5,507       $8,846,000        $   207,478
Electronic Publishing                                 -               -               -                -                  -
Compliance and Safety
Training Materials                                    -               -               -                -                  -
                                         --------------     ------------      -----------      ------------     --------------
Total, Internet Law Library, Inc.           $   208,382     $(1,777,258)      $   5,507        $8,846,000       $   207,478
                                         ==============     ============      ===========      ============     ==============

NOTE 4-IMPAIRMENT OF LONG-LIVED ASSETS:

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

In connection with its revised operating plan to restructure and stabilize its business, Internet Law Library, with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business. The strategic review included review and evaluation of certain long-lived assets including content, goodwill and other intangibles. The revised projections provided the basis for measurement of the asset impairment charge. Accordingly, Internet Law Library recorded non-cash impairment charges and wrote down capitalized database content and software costs by $748,024 at December 31, 2000.

Management is of the opinion at this time that no additional impairment of goodwill and other intangibles exists; however, this opinion is dependent on Internet Law Library's ability to significantly increase its revenue and generate enough debt and equity funding from outside sources to continue investment and expansion at current levels.

At this time, Internet Law Library has been unable to secure the additional outside capital that will insure its ability to continue at its current level of expansion and meet its operational forecasts. Management believes that additional funding will be obtained; however, if it is not obtained within the second quarter of 2001 and thereafter, it is reasonably possible that additional impairment could result that would have a material impact on the consolidated financial statements, asset values, and ongoing operations of Internet Law Library. Management believes that the evaluation of potential future impairment of content, goodwill, and other intangibles represents an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".

NOTE 5-SPIN-OFF OF PLANET RESOURCES:

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

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, one of Internet Law Library's wholly owned subsidiaries, was spun-off from Internet Law Library and acquired the mining and other interests. Internet Law Library no longer maintains any interest in these properties.

NOTE 6-ACQUISITIONS:

ITIS

On March 23, 2000, Internet Law Library's board of directors approved the purchase of ITIS, Inc. subject to certain final reviews and negotiations that were concluded in April 2000. According to the terms of a Stock Exchange Agreement, effective April 30, 2000, Internet Law Library exchanged 5,044,903 shares of its common stock, of which all were unregistered shares, for all of the shares of ITIS. In addition to the exchange of stock, Internet Law Library assumed liabilities to Hunter M. A. Carr in the amount of $425,050. These liabilities are non-interest-bearing and payable on demand.

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

The acquisition has been accounted for under the purchase method of accounting. The total purchase price of $11,917,400 includes Internet Law Library's allocation to intangible assets for this acquisition of $6.9 million to database content and software costs and $2 million to contractual agreements, based on the results of an independent appraisal.

COMPASS DATA SYSTEMS

On July 27, 2000, Internet Law Library's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc., a private Nevada corporation that provides electronic information publishing services in a completely searchable information database to a wide variety of industries and organizations. Stock purchase agreements by and between Internet Law Library and certain stockholders of Compass Data Systems were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, Internet Law Library agreed to issue an aggregate of 1,676,105 unregistered shares of Internet Law Library's common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass Data Systems. As of December 31, 2000, 1,670,378 shares had been issued to the selling shareholders. Compass Data Systems had a negative net worth as of the date of acquisition and has continued to incur net operating losses. Therefore, no minority interest for the remaining 37% has been recorded in the financial statements. The issuances of Internet Law Library stock were made in reliance upon the Section 4(2) private

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

placement exemption from registration. None of the sellers received registration rights for the Internet Law Library shares they received in this transaction. The results of operations of Compass Data Systems and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting. The total purchase price of $2,294,425 includes Internet Law Library's allocation of $1,294,425 to database content and software costs and $1 million to a contractual agreement, based on the results of an independent appraisal.

VENCO COMPLIANCE
On September 28, 2000, Internet Law Library's board of directors approved the purchase of all of the stock of Venco Compliance, Inc., a private Texas corporation that is in the business of selling compliance and safety training and information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, Internet Law Library issued an aggregate of 100,000 unregistered shares of Internet Law Library's common stock at closing on October 1, 2000, valued then at $90,600, to Donald E. and Cathryn V. Tull. Internet Law Library may issue an additional 25,000 unregistered shares each to Donald Tull and Cathryn Tull in the future for consulting services with the last issuance occurring in the year 2003. Venco Compliance has also entered into a consulting agreement with Cathryn Tull that pays her $72,000 per year for a term of one year, with a renewal right for a one-year term on each anniversary of the agreement. In addition, Ms. Tull is eligible to receive a cash bonus based on Venco Compliance's revenues. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the shares of Internet Law Library they received in this transaction. The results of operations of Venco Compliance and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill.

The following unaudited pro forma financial information for the three months ended March 31, 2001 and 2000, assumes the acquisitions of ITIS, Compass Data Systems and Venco Compliance had occurred on January 1, 2000:



                                                               THREE MONTHS ENDED      THREE MONTHS ENDED
                                                               -------------------     ------------------
                                                               MARCH 31, 2001          MARCH 31, 2000
                                                               --------------          --------------
                 Revenues                                      $   520,659                $499,492

                 Net loss                                      $(1,826,857)            $(2,761,273)
                 Loss per share                                $     (0.05)                $ (0.09)

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7-NOTES PAYABLE AND FINANCING AGREEMENTS:

During the year ended December 31, 2000, Internet Law Library borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001, and $75,000 in March, 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for advances to Internet Law Library since March 1, 2001. As of March 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $1,885,000 and $180,558, respectively.

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

In November and December 2000 Internet Law Library entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this private capital fund (see note 8).

On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement is the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement is in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library can deliver a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intends to sell on each put up to a maximum of 150% of the product of the weighted average daily price of Internet Law Library's common stock and the weighted average trading volume (closing bid price multiplied by volume for a particular day) for the twenty trading day period prior to the delivery of a put. The number of shares to be acquired by the investor in each put is determined by dividing the dollar amount of the put by 90% of the average of the two lowest closing bid prices for Internet Law Library's stock during the ten trading days preceding the date of the put. The maximum amount that Internet Law Library can receive under the Securities Purchase Agreement is $25 million or a lesser amount

INTERNET LAW LIBRARY, INC.
AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

depending on the limitation on the number of shares Cootes Drive (and its affiliates) are permitted to hold at any one time, which is 4.99% of the then outstanding common stock of Internet Law Library. Certain conditions must be met before Cootes Drive is obligated to accept a put from Internet Law Library. As of March 31, 2001, Internet Law Library did not meet certain of the funding conditions listed in this agreement and was not able to obtain any funds under this financing arrangement.

Due to recent litigation in regard to the foregoing financing agreement (see note 8), it is not expected that Cootes Drive would honor a put even if Internet Law Library were to meet the funding requirements in the future.

In connection with the equity line arrangement, Cootes Drive surrendered for cancellation a five-year warrant for 500,000 shares at an exercise price of $3.56 that was issued on May 11, 2000, and Internet Law Library issued: (i) a five-year warrant No. 2 to Cootes Drive for the purchase of 250,000 shares of common stock at an exercise price of $3.56 (issued in connection with the preferred stock offering);


         (ii) a five-year warrant No. 3 to Cootes Drive for the purchase of 250,000 shares of common stock at exercise price of $0.60;

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

On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note is a demand note, and accrues interest at the rate of 5% per annum. The principal can be converted to common stock of Internet Law Library based on a conversion price equal to the lesser of (i) $0.288 or (ii) 80% of the average of the three lowest closing prices during a 20 day period prior to the date of conversion. In connection with this promissory note, Internet Law Library issued a warrant to the investor for 41,650 shares at an exercise price of $0.228 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. Funding of this note was contingent upon, among other things, the weighted average daily trading volume for Internet Law Library's common stock averaging $165,000 for the period between December 5, 2000 and January 14, 2001. Upon closing of this second promissory note, Internet Law Library was to be obligated to issue a five-year warrant for 41,650 shares with an exercise price equal to the average of the closing bid prices of the common stock for the five trading days prior to issuance of this note, and register the resale of such shares. These conditions were not met and this additional funding never occurred. On December 5, 2000, Internet Law Library granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it may acquire

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

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

On March 21, 2001, Internet Law Library executed a demand promissory note for $70,000 in favor of W. Paul Thayer, a member of the board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC (see note 8), it is not expected that any further funding will occur from this private capital fund. Accordingly, Internet Law Library will require new financing or equity capital to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law Library's ability to continue as a going concern. As of May 15, 2001, the date of this filing, Internet Law Library's sources of an adequate supply of financing or capital are severely limited. To provide interim financing until long-term financing, if any, becomes available, management plans to continue to supplement its cash flow needs by utilizing additional loans from Mr. Carr and other directors and investors as long as such funds are available.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8-COMMITMENTS AND CONTINGENCIES:

LITIGATION
On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Cootes Drive LLC and several other defendants for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions with Internet Law Library. All defendants have filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. We intend to prosecute the case vigorously. However, in the opinion of our litigation counsel the case is not sufficiently advanced to permit a current evaluation of the likelihood of a successful outcome.

On February 5, 2001 Cootes Drive LLC filed a suit against Internet Law Library in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its shares of convertible preferred stock. The suit seeks monetary damages of $10,000 per day and seeks to compel Internet Law Library to issue shares of common stock to Cootes Drive LLC. Internet Law Library's answer to this lawsuit has been filed, as has a motion to transfer this case to Houston, Texas to consolidate this action with the case previously filed by Internet Law Library. Cootes Drive LLC has filed a motion requesting leave to amend their complaint in order to add allegations that Internet Law Library is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of Internet Law Library's suit against Cootes Drive LLC et al); that Internet Law Library has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of Internet Law Library's suit against Cootes Drive LLC et al); and that Internet Law Library defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at Internet Law Library. Internet Law Library is opposing this motion. The preferred shares and the associated funding transactions at issue are the subject matter of Internet Law Library's suit in Houston against Cootes Drive LLC. Internet Law Library intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to permit an evaluation of the likelihood of the outcome.

John M. O'Quinn, our Texas-based litigation counsel in this matter, has agreed to represent Internet Law Library and our directors, if necessary, in both of these lawsuits on a 50% contingent fee basis with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.
Other than the litigation discussed above, Internet Law Library is not currently aware of any other pending litigation or any material potential litigation. While Internet Law Library is subject to claims, either asserted or unasserted, arising in the normal course of business, management believes that the outcome of any or all of these claims would not have a material adverse effect on the consolidated financial position or results of operations of Internet Law Library.

NOTE 9-STOCKHOLDER'S EQUITY:

COMMON AND PREFERRED STOCK

On May 11, 2000, Internet Law Library entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for $3 million. This preferred stock is convertible into shares of Internet Law Library's common stock based on a price equal to the lesser of (i) $3.2375 or
(ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law Library is entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there is an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by Internet Law Library effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor is subject to mandatory redemption by Internet Law Library upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a 25 million equity line completed on November 20, 2000 Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. The estimated fair value of these warrants totals $710,397 and has been recorded in stockholders' equity. Additionally, at May 11, 2000 Internet Law Library agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totals $448,817 and has been recorded in stockholders' equity. On December 5, 2000 Internet Law Library agreed to issue a five-year warrant to Cootes Drive for the purchase of 41,650 shares of its common stock at an exercise price of $.288 per share. The estimated value of this warrant totals $8,158 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. As of March 31, 2001, Internet Law Library did not meet certain funding conditions and was not able to obtain any funds under this financing arrangement.

On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in the United States District Court against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, SEC violations, civil RICO, fraud, violations of Texas securities laws, and other Texas statutes and conspiracy. Due to this recent litigation it is not expected that any further funding will occur from this private capital fund, and that Cootes Drive will not honor a put even if Internet Law Library meets the requirements of the financing agreement in the future. For more information on this litigation and a suit filed by Cootes Drive on February 5, 2001 against Internet Law Library, see note 8.

On March 10, 2001, in accordance with conversion terms in the February 28, 2001 demand note payable to Hunter M.A. Carr, Internet Law Library issued 1,153,828 restricted shares of common stock priced at $.216667 per share to Mr. Carr, representing payment of $250,000 towards the note payable to Mr. Carr in the original amount of $2,060,000.

STOCK OPTIONS AND WARRANTS

On February 22, 2001 Internet Law Library issued warrants to James W. Christian to purchase 300,000 shares of Internet Law Library's common stock at an exercise price of $0.15 per share, at any time and from time to time from and after February 22, 2001 and through and including February 22, 2006. These warrants were issued in exchange for services provided to Internet Law Library, and have an estimated value of $46,000.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 15, 2001 the board of directors adopted the 2001 Executive Stock Option Plan for Internet Law Library. Under the Plan, the stock option committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase up to 7 million shares of common stock of Internet Law Library (either incentive or non-qualified stock options) to employees of Internet Law Library or its subsidiary corporations. The stock option committee has discretion to determine the terms and conditions upon which the options may be exercised. The Plan will be submitted to the stockholders for ratification at Internet Law Library's annual meeting, which is anticipated to be held on September 11, 2001.

NOTE 10-CONDITIONS AFFECTING ONGOING OPERATIONS

Internet Law Library's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at this time we do not have significant cash or other material liquid assets, nor do we have an established source of revenues, financing or capital sufficient to cover operating costs and to allow us to continue as a going concern. We may in the future experience significant fluctuations in the results of our operations. Such fluctuations may result in volatility in the price and/or value of Internet Law Library's common stock. Shortfalls in revenues, financing or capital may adversely and disproportionately affect the results of operations because a high percentage of the operating expenses are relatively fixed. Accordingly, management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

Internet Law Library will be required to obtain additional financing or capital to maintain operations, and that financing or capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. As of May 15, 2001 our sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved in the near term, if ever), and until such time, we will rely upon external sources for liquidity. Management of Internet Law Library believes that net proceeds of future anticipated securities offerings and projected revenues from operations should be sufficient to fund ongoing operations and business plans. However, the anticipated offerings may not be undertaken, and if undertaken, may not be successful, or the proceeds derived from such offerings may not be sufficient to fund operations and meet our needs. Further, our revenues may not be realized as projected. Internet Law Library's current working capital and cash flow from operations is not sufficient to cover cash requirements for the balance of 2001 or to bring us to a positive cash flow position.

As of April 30, 2001, Internet Law Library's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $250,000. Integration of current and prior period acquisitions of GoverNet Affairs, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance as well as any potential future acquisitions are critical to the success of our business plan. We have already implemented plans to reduce administrative costs and to increase revenues through increased marketing and increases in prices. While many factors can impact future operations and these improvements cannot be assured of success, the management of Internet Law Library intends to take all actions deemed prudent and necessary.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11-SUBSEQUENT EVENTS:

NOTES PAYABLE

In April 2001, Internet Law Library executed demand notes for $92,617 to Hunter
M. A. Carr for additional advances made to Internet Law Library. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of the option. As of May 11, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $1,977,617 and $200,199, respectively.

COMMON STOCK AND STOCK OPTIONS

On April 6, 2001, Internet Law Library issued 125,000 shares of common stock, valued at $23,248, as compensation to its outside directors. These awards were recorded as compensation expense in April 2001.

On April 16, 2001, pursuant to the 2001 Executive Stock Option Plan, Internet Law Library issued 1,000,000 stock options to Kelley V. Kirker, Director and Chief Operations Officer of Internet Law Library. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of Internet Law Library at the date of exercise. Mr. Kirker exercised these options on April 18, 2001, and 1,000,000 shares of Internet Law Library common stock were issued to Mr. Kirker on April 19, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of Internet Law Library, Inc., which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding Internet Law Library's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

Internet Law Library, formerly known as Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through CD-Rom media and Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., Brief Reporter, LLC and Compass Data Systems, Inc. Internet Law Library also provides training and support with federal regulations through its wholly owned subsidiary, Venco Compliance Inc., and database content, software, hardware and other support through its subsidiary, ITIS, Inc. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by Internet Law Library or its subsidiaries. Through its subsidiary Compass Data Systems, Inc., Internet Law Library also markets a CD-Rom product and a Website that assist in medical billing. Customers using these Internet sites pay subscription fees under monthly, quarterly or annual subscription agreements or per-use licenses.

On April 30, 2000, Internet Law Library acquired all of the outstanding stock of ITIS Inc., a company once wholly owned by Hunter M.A. Carr, Internet Law Library's Chairman of the Board, President, Chief Executive Officer and largest stockholder. According to the terms of the stock exchange agreement, Internet Law Library exchanged 5,044,903 unregistered shares of their common stock for all of the outstanding common stock of ITIS. While serving as one of Internet Law Library's primary vendors of case law content, ITIS also furnishes hardware, software, content conversion technology and management support and expertise to the other affiliates of Internet Law Library. Internet Law Library expects to use ITIS' expertise in the future to provide similar products in other industries.

On October 1, 2000, Internet Law Library acquired controlling interest in Compass Data Systems, Inc., a private Nevada corporation that provides electronic information publishing services in a completely searchable information database to a wide variety of industries and organizations. Under the terms of stock purchase agreements with certain stockholders of Compass Data Systems, Internet Law agreed to issue an aggregate of 1,676,105 unregistered shares of Internet Law Library's common stock for approximately 63% of the total outstanding shares of Compass Data Systems.

On October 1, 2000, Internet Law Library acquired all of the outstanding stock of Venco Compliance, Inc., a private Texas corporation that is in the business of selling compliance and safety training and information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, Internet Law Library issued an aggregate of 100,000 unregistered shares of Internet Law Library common stock in exchange for all of the outstanding common stock of Venco Compliance.

The following is management's discussion and analysis of certain significant factors that have affected Internet Law Library's financial condition and results of operations during the three months ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

REVENUES. Revenue increased by $312,277 from $208,382 for the three months ended March 31, 2000 to $520,659 for the three months ended March 31, 2001. Revenues of subsidiaries Compass Data Systems, which represents our electronic publishing segment, account for approximately $142,000 of the increase, while revenues of Venco Compliance, our compliance and safety training materials segment, account for approximately $14,000. The revenue increase for the Internet services segment of our business was approximately $156,500, of which $46,600 relates to increased revenues of GoverNet Affairs and $109,900 relates to increased revenues of National Law Library. For the three months ended March 31, 2001, the reported revenue of GoverNet Affairs in the approximate amount of $72,600 is net of deferred income recorded to the statement of operations in the amount of $58,745. The revenue increase in GoverNet Affairs is largely due to a restructured sales force based primarily in the Houston, Texas corporate office of Internet Law Library, and related increased marketing efforts. The revenue of National Law Library increased primarily due to a growing number of subscribers to National Law Library's expanding databases, to subscription price increases, and to the addition of transactional pricing to National Law Library's product availability. Since the beginning of the second quarter of 2001, ITIS has become actively involved in litigation support activities, which we anticipate will generate additional revenues for Internet Law Library in the second quarter of 2001 and thereafter.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by $5,059 from $316,252 for the three months ended March 31, 2000 to $311,193 for the three months ended March 31, 2001. While the acquisitions of Compass Data Systems and Venco Compliance in the fourth quarter of 2000 resulted in increased sales and marketing expense of $45,247, restructuring and combination of much of the sales forces of GoverNet Affairs and National Law Library resulted in decreased sales compensation amounting to approximately $50,300. Non personnel-related sales and marketing expense is largely concentrated in placing banner ads on Internet sites, increased print advertising in legal publications, and participation in major legal industry meetings and conferences. Additionally, National Law Library is actively involved in and continues to pursue strategic alliance positions with bar associations and other entities involved in the legal industry.

GENERAL AND ADMINISTRATIVE EXPENSE. The decrease in general and administrative expense of $379,094 is primarily attributable to decreases in non-cash stock and option awards, which decreased by $555,773 from $621,802 for the three months ended March 31, 2000 to $66,029 for the three months ended March 31, 2001. Additional decreases were obtained through the elimination of non-essential overhead expenses. These decreases were offset by increases in consulting, auditing and legal expenses related to securities law compliance, litigation, capital raising transactions and financial reporting obligations, and by approximately $167,000 in increased general and administrative expense related to subsidiaries ITIS, Compass Data Systems and Venco Compliance. Internet Law Library is continuing to reduce non-essential operating expenses during the second quarter of 2001.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense decreased by $6,772 from $154,763 for the three months ended March 31, 2000 to $147,991 for the three months ended March 31, 2001. While increased production and computer service expense in the amount of $69,391 resulted from the acquisition of Compass
Data Systems and production expense of GoverNet Affairs increased by $34,966, the acquisition of the production expertise of subsidiary ITIS assisted in enabling National Law Library to decrease production expense by approximately $111,000. Production and computer service expense relates primarily to Internet service provider co-location costs, contract programming expense and ongoing maintenance of computer equipment and software for all subsidiaries, and ongoing updates of legislative information.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense increased by $676,771 from $207,478 for the three months ended March 31, 2000 to $884,249 for the three months ended March 31, 2001. The increase is primarily attributable to amortization of intangible assets relating to the acquisitions of ITIS, Compass Data Systems and Venco Compliance. Approximately $18,360 of the increase relates to depreciation of fixed-asset acquisitions.

INTEREST EXPENSE. Interest expense increased by $75,123 from $5,507 for the three months ended March 31, 2000 to $80,630 for the three months ended March 31, 2001. For the three months ended March 31, 2001, interest expense includes accrued interest payable to Hunter M. A. Carr and other directors and investors in Internet Law Library in the amount of $51,337 and $24,211 respectively. Interest is based on the terms of various notes payable to Mr. Carr totaling $1,885,000, various promissory notes payable to directors of Internet Law Library totaling $760,000; and three notes payable totaling $625,000 payable to unrelated third parties. The balance of the interest expense relates to other notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Internet Law Library's ability to execute its business strategy depends on its ability to attract additional debt and equity capital. Internet Law Library's principal demands for liquidity are cash for operations and investment in new database content.

For the three months ended March 31, 2001, Internet Law Library's cash and cash equivalents decreased in total by $152,288 from the December 31, 2000 balance of $40,475 to $14,656 in available cash and a bank overdraft of $126,469 at March 31, 2001. Cash used in operating and investing activities was $469,015 and $450,050, respectively. During the three months ended March 31, 2001, Internet Law Library borrowed a total of $330,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Mr. Carr has advanced an additional $92,617 since April 1, 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes bearing the same terms have been issued to Mr. Carr for the $167,617 advanced to Internet Law Library since March 1, 2001. On May 11, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $1,977,617 and $200,199, respectively.

In November and December 2000 Internet Law Library entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this private capital fund (see note 8).

On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement is the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement is in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library can deliver a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intends to sell on each put up to a maximum of 150% of the product of the weighted average daily price of Internet Law Library's common stock and the weighted average trading volume (closing bid price multiplied by volume for a particular day) for the twenty trading day period prior to the delivery of a put. The number of shares to be acquired by the investor in each put is determined by dividing the dollar amount of the put by 90% of the average of the two lowest closing bid prices for our stock during the ten trading days preceding the date of the put. The maximum amount that Internet Law Library can receive under the Securities Purchase Agreement is $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) are permitted to hold at any one time, which is 4.99% of the then outstanding common stock of Internet Law Library. Certain conditions must be met before Cootes Drive is obligated to accept a put from Internet Law Library, and as of March 31 and May 15, 2001, Internet Law Library did not meet these conditions.

Due to recent litigation in regard to the foregoing financing agreement (see note 8), it is not expected that Cootes Drive would honor a put even if Internet Law Library were to meet the funding requirements in the future.

On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive LLC. The note is a demand note, and accrues interest at the rate of 5% per annum. The principal can be converted to common stock of Internet Law Library based on a conversion price equal to the lesser of (i) $0.288 or (ii) 80% of the average of the three lowest closing prices during a 20 day period prior to the date of conversion. In connection with this promissory note, Internet Law Library issued a warrant to the investor for 41,650 shares at an exercise price of $0.228 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. Funding of this note was contingent upon, among other things, the weighted average daily trading volume for Internet Law Library's common stock averaging $165,000 for the period between December 5, 2000 and January 14, 2001. Upon closing of this second promissory note, Internet Law Library was to be obligated to issue a five-year warrant for 41,650 shares with an exercise price equal to the average of the closing bid prices of the common stock for the five trading days prior to issuance of this note, and register the resale of such shares. These conditions were not met and this additional funding never occurred.

On December 5, 2000, Internet Law Library granted registration rights to the Cootes Drive for up to 17,541,650 shares of common stock it may acquire under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

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

On March 21, 2001, Internet Law Library executed a demand promissory note for $70,000 in favor of W. Paul Thayer, a member of our board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

 Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC, as discussed in detail on page 26 of this Report, it is not expected that any further funding will occur from this private capital fund. Accordingly, Internet Law Library will require new financing to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law Library's ability to continue as a going concern. In its report on Internet Law Library's Financial Statements for the year ended December 31, 2000, Harper & Pearson Company, Internet Law Library's independent auditors, state that Internet Law Library's recurring losses from operations, negative working capital and cash flows, and retained deficits derived from its continuing losses raise substantial doubt about its ability to continue as a going concern. To provide interim financing until long-term financing, if any, becomes available, management plans to continue to supplement its cash flow needs by utilizing additional loans from Mr. Carr and other directors and investors as long as such funds are available.

As of April 30, 2001, Internet Law Library's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $250,000. Integration of current and prior period acquisitions of GoverNet Affairs, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance as well as any potential future acquisitions are critical to the success of our business plan. We have already implemented plans to reduce administrative costs and to increase revenues through increased marketing and increases in prices. Additionally, through our subsidiary ITIS we are offering litigation support services as a new source of revenue beginning in April 2001. While many factors can impact future operations and these improvements cannot be assured of success, the management of Internet Law Library intends to take all actions deemed prudent and necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Internet Law Library is exposed to interest rate risk because additional financing will be required. The interest rate that Internet Law Library will be able to obtain on debt financing will depend, among other things, on the financial and operational condition of Internet Law Library and external market conditions at the time such financing is sought.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Cootes Drive LLC and several other defendants for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions with Internet Law Library. All defendants have filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. We intend to prosecute the case vigorously. However, in the opinion of our litigation counsel the case is not sufficiently advanced to permit a current evaluation of the likelihood of a successful outcome.

On February 5, 2001, Cootes Drive LLC filed a suit against Internet Law Library in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its shares of convertible preferred stock. The suit seeks monetary damages of $10,000 per day and seeks to compel Internet Law Library to issue shares of common stock to Cootes Drive LLC. Internet Law Library's answer to this lawsuit has been filed, as has a motion to transfer this case to Houston, Texas to consolidate this action with the case previously filed by Internet Law Library. Cootes Drive LLC has filed a motion requesting leave to amend their complaint in order to add allegations that Internet Law Library is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of Internet Law Library's suit against Cootes Drive LLC et al); that Internet Law Library has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of Internet Law Library's suit against Cootes Drive LLC et al); and that Internet Law Library defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at Internet Law Library. Internet Law Library is opposing this motion. The preferred shares and the associated funding transactions at issue are the subject matter of Internet Law Library's suit in Houston against Cootes Drive LLC. Internet Law Library intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to permit an evaluation of the likelihood of the outcome.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2001, Internet Law Library issued and sold unregistered shares of its common stock to the persons described below:

     1. In March 2001, we issued 1,153,828 shares of our common stock to Hunter M. A. Carr, representing payment of $250,000 towards the note payable to Mr. Carr in the original amount of $2,060,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits



EXHIBIT
NUMBER   DESCRIPTION
------   -----------
2.1      Agreement and Plan of Reorganization dated March 25, 1999, between
         Planet Resources, National Law Library and the stockholders of National
         Law Library (incorporated by reference to Exhibit A to Internet Law
         Library's Form 8-K filed on April 2, 1999).

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

2.4      Contract for Sale of Stock, dated November 8, 1999, by and between John
         R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and
         Internet Law Library, as Buyer (incorporated by reference to Exhibit
         2.1 to Internet Law's Form 8-K filed on November 30, 1999).

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

2.9      Stock Exchange Agreement by and among Internet Law Library and the
         Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to Internet Law Library's Form 10-K/A filed on
         May 19, 2000).




2.10     Stock Purchase Agreement by and between Internet Law Library and
         Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (incorporated by reference to Exhibit 2.10 to
         Internet Law Library's Form 8-K filed with the SEC on October 16,
         2000).

2.11     Stock Purchase Agreement by and between Internet Law Library and John
         McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (incorporated by reference to Exhibit 2.11 to
         Internet Law Library's Form 8-K filed with the SEC on October 16,
         2000).

2.12     Stock Purchase Agreement by and between Internet Law Library and Jack
         Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (incorporated by reference to Exhibit 2.12 to
         Internet Law Library's Form 8-K filed with the SEC on October 16,
         2000).

2.13 Stock Exchange Agreement by and among Internet Law Library and all of the shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (incorporated by reference to Exhibit 2.13 to
         Internet Law Library's Form 8-K filed with the SEC on October 16,
         2000).

2.14 Amended and Restated Agreement and Plan of Distribution dated as of March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit 2.14 to Internet Law Library's Form 10-K filed with the SEC on
         April 17, 2001)

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

10.1     Stock Option Agreement between Internet Law Library and Hunter M. A.
         Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).

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

10.6     Software Development and Consulting Agreement between National Law
         Library and ITIS dated March 24, 1999 (incorporated by reference to
         Exhibit 10.6 to Internet Law Library's Form 10-K filed on October 13,
         1999).

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

10.12    Consulting and Option Agreement by and between ITIS, Frank Fisher and
         Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to Internet Law Library's Form 10-K/A filed on May 19, 2000).

10.13    Convertible Preferred Stock Purchase Agreement by and among Internet
         Law Library and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to Internet Law Library's Form 10-K/A filed on May 19, 2000).

10.14 Warrant to purchase 500,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.14 to Internet Law Library's Form 10-K/A filed on May 19, 2000).

10.15    Registration Rights Agreement by and among Internet Law Library and
         Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to
         Exhibit 10.15 to Internet Law Library's Form 10-K/A filed on May 19,
         2000).





10.16 Warrant to purchase 200,000 shares of Internet Law Library's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000
         (incorporated by reference to Exhibit 10.16 to Internet Law Library's
         Form 10-K/A filed on May 19, 2000)

10.17    Securities Purchase Agreement by and between Internet Law Library and
         Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to
         Exhibit 10.16 to Internet Law Library's Form S-1 filed on December 22,
         2000)

10.18    Amended and Restated Registration Rights Agreement by and between
         Internet Law Library and Cootes Drive LLC, dated November 20, 2000
         (incorporated by reference to Exhibit 10.17 to Internet Law Library's
         Form S-1 filed on December 22, 2000)

10.19 Warrant to purchase 250,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.18 to Internet Law Library's Form S-1 filed on
         December 22, 2000)

10.20 Warrant to purchase 250,000 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.19 to Internet Law Library's Form S-1 filed on December 22, 2000)

10.21    Minimum Commitment Warrant to purchase up to 100,000 shares of Internet
         Law Library's common stock issued to Cootes Drive LLC, dated November
         20, 2000 (incorporated by reference to Exhibit 10.20 to Internet Law
         Library's Form S-1 filed on December 22, 2000)

10.22 Vesting Warrant to purchase 1,000 shares of Internet Law Library's common stock per $100,000 invested issued to Cootes Drive LLC, dated
         November 20, 2000 (incorporated by reference to Exhibit 10.21 to
         Internet Law Library's Form S-1 filed on December 22, 2000)

10.23    Convertible Promissory Note made by Internet Law Library in favor of
         Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000 (incorporated by reference to Exhibit 10.22 to Internet Law
         Library's Form S-1 filed on December 22, 2000)

10.24 Warrant to purchase 41,650 shares of Internet Law Library's common stock issued to Cootes Drive LLC, dated December 5, 2000 (incorporated by reference to Exhibit 10.23 to Internet Law Library's Form S-1 filed on December 22, 2000)

10.25    Side Letter Agreement dated December 5, 2000, by and between Internet
         Law Library and Cootes Drive LLC to enter into a convertible Promissory
         Note financing arrangement for $500,000 (incorporated by reference to
         Exhibit 10.24 to Internet Law Library's Form S-1 filed on December 22,
         2000)

10.26    Consulting Agreement by and between Venco Compliance, Inc. and Cathryn
         Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to Internet Law Library's Form 8-K filed with the SEC on October 16, 2000).






10.27* Warrant to purchase 300,000 shares of Internet Law Library's common stock issued to James W. Christian dated February 22, 2001.

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

(b)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter for which this report is filed:

         (1) Form 8-K filed on February 23, 2001, reporting under Item 4, the change in Internet Law Library's independent auditors to Harper & Pearson Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNET LAW LIBRARY, INC.




May 15, 2001                              /s/ Hunter M.A. Carr
                                     ----------------------------
                                          Hunter M.A. Carr
                                          President and Chief Executive Officer

                                          /s/ Joanna Hoover
                                     ----------------------------
May 15, 2001                              Joanna Hoover
                                          Principal Accounting Officer