Form 10-Q
period 2001-06-30
INTERNET LAW LIBRARY INC
filed 2001-08-14
CIK 3959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------


                                    FORM 10-Q

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACTOF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


The number of shares of the registrant's common stock outstanding as of August 14, 2001 was 36,250,112.

                           INTERNET LAW LIBRARY, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.......................  3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 28

Item 2. Changes in Securities and Use of Proceeds........................... 29

Item 6.  Exhibits and Reports on Form 8-K................................... 29

SIGNATURES.................................................................. 36

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,         DECEMBER 31,
                                                                             2001              2000
                                                                          -----------       -----------
                                                                          (Unaudited)
                          ASSETS

    Current assets:

        Cash and cash equivalents, including $-0- and $1,761
            respectively, distributable to the stockholders
            of  Planet Resources, Inc.                                    $    32,078       $    40,475
        Accounts receivable, net of allowance for doubtful accounts
           of $6,404 and $9,342, respectively                                 202,266           224,736
        Investments available for sale, at fair market value                  505,186              --
        Other current assets                                                   33,501            61,824
                                                                          -----------       -----------
           Total current assets                                               773,031           327,035

    Other assets

        Database content and software costs, net                           15,787,748        15,523,173
        Furniture and equipment, net                                          397,567           431,308
        Intangible assets, net                                              2,128,352         3,311,338
                                                                          -----------       -----------
           Total assets                                                   $19,086,698       $19,592,854
                                                                          ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,         DECEMBER 31,
                                                                            2001               2000
                                                                         ------------       ------------
                                                                         (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Bank overdraft                                                       $     95,729       $         --
    Notes payable-other                                                       936,816            510,048
    Disputed note payable to Cootes Drive LLC                                 500,000            500,000
    Accounts payable                                                          865,556            437,102
    Accrued liabilities                                                       368,838            301,402
    Deferred revenue                                                          406,447            171,465
    Assets distributable to stockholders                                           --              1,761
                                                                         ------------       ------------
      Total current liabilities                                             3,173,386          1,921,778
    Long term notes payable and advance from Chairman                       2,478,167          2,230,050
                                                                         ------------       ------------
Total liabilities                                                           5,651,553          4,151,828
                                                                         ------------       ------------
    Commitments and contingencies

Stockholders' equity:

    Series A Convertible Preferred stock, par
      value $.001; 50,000,000 shares authorized;
      161.08 shares issued and outstanding, respectively                    2,027,526          2,027,526
    Common stock, par value $.001, 100,000,000 shares
      authorized;  38,200,112 and 35,421,284 shares issued,
      respectively;  38,189,374 and 35,410,546 shares
      outstanding, respectively                                                38,200             35,422
    Warrants                                                                1,213,372          1,167,372
    Additional paid in capital                                             24,097,798         23,447,757
    Deferred compensation                                                          --            (15,625)
    Accumulated deficit                                                   (14,046,259)       (11,178,242)
    Treasury stock, at cost, 10,738 shares                                    (43,184)           (43,184)
    Accumulated other comprehensive income,
      unrealized gain on investments                                          245,120                 --
    Less notes receivable issued for purchase of common stock                 (97,428)                --
                                                                         ------------       ------------
      Total stockholders' equity                                           13,435,145         15,441,026
                                                                         ------------       ------------
      Total liabilities and stockholders' equity                         $ 19,086,698       $ 19,592,854
                                                                         ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
         (Unaudited)

                                                For the six months ended June 30,        For the three months ended June 30,
                                                ---------------------------------        -----------------------------------
                                                    2001                 2000                 2001                 2000
                                                ------------         ------------         ------------         ------------

REVENUE, NET OF DEFERRED INCOME                 $  1,861,603         $    459,580         $  1,340,944         $    251,198
                                                ------------         ------------         ------------         ------------
OPERATING EXPENSES:
  Selling and marketing                              668,969              521,750              357,776              205,498
  General and administrative                       1,973,190            2,336,819            1,045,137            1,029,672
  Production and computer service                    309,986              231,365              161,995               76,602
  Amortization and depreciation                    1,773,417              611,349              889,168              403,871
                                                ------------         ------------         ------------         ------------
  Total operating expenses                         4,725,562            3,701,283            2,454,076            1,715,643
                                                ------------         ------------         ------------         ------------
OPERATING LOSS                                    (2,863,959)          (3,241,703)          (1,113,132)          (1,464,445)

INTEREST INCOME (EXPENSE), net                      (158,265)             (38,251)             (77,635)             (32,744)
GAIN ON SALE OF INVESTMENTS
  AND EQUIPMENT                                      154,207                 --                149,607                 --
                                                ------------         ------------         ------------         ------------
Net Loss                                          (2,868,017)          (3,279,954)          (1,041,160)          (1,497,189)
                                                ------------         ------------         ------------         ------------
OTHER COMPREHENSIVE INCOME
  Unrealized gain on investments
     available for sale                              245,120                 --                245,120                 --
                                                ------------         ------------         ------------         ------------
Comprehensive Loss                              $ (2,868,017)        $ (3,279,954)        $ (1,041,160)        $ (1,497,189)
                                                ============         ============         ============         ============

BASIC COMPREHENSIVE LOSS
  PER COMMON SHARE                              $      (0.07)        $      (0.12)        $      (0.02)        $      (0.05)
                                                ============         ============         ============         ============
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING BASIC COMPREHENSIVE
  LOSS PER COMMON SHARE                           36,866,599           27,182,476           37,746,815           29,303,391
                                                ============         ============         ============         ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 For the Six Months ended June 30,
                                                                 ---------------------------------
                                                                       2001              2000
                                                                 ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(2,868,017)       $(3,279,954)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of common stock, options,
         or warrants for services                                      176,248            616,816
      Amortization of deferred compensation                             15,625               --
      Amortization and depreciation                                  1,773,417            611,349
      Gain on sales of investments                                    (149,607)              --
      Gain on sale of equipment                                         (4,600)              --
      Services provided for investments                               (812,858)              --
      Changes in:
         Accounts receivable                                            22,470              1,749
         Accrued interest on notes receivable                           (2,228)              --
         Other current assets                                           28,323            (45,049)
         Accounts payable                                              428,454             36,459
         Accrued liabilities                                            67,436             56,926
         Deferred revenue                                              234,982             (4,417)
         Assets distributable to stockholders                           (1,761)              --
                                                                   -----------        -----------
      Net cash used in operating activities                         (1,092,116)        (2,006,121)
                                                                   -----------        -----------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
    Purchases of investments                                            (8,711)        (1,200,000)
    Proceeds from sales of investments                                 711,110               --
    Proceeds from sale of equipment                                      5,000
    Additions to database content and software costs                  (802,958)          (955,912)
    Additions to furniture and equipment                               (18,707)          (135,191)
                                                                   -----------        -----------
      Net cash used in investment activities                          (114,266)        (2,291,103)
                                                                   -----------        -----------

                                                                     (continued)

                 The accompanying notes are an integral part of
                    these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                        For the Six Months Ended June 30,
                                                                        ---------------------------------
                                                                             2001               2000
                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                                       $    95,729         $      --
    Due to affiliated company                                                   --                55,423
    Proceeds from notes payable                                              970,617           1,395,000
    Payments on notes payable                                                (45,732)               --
    Payments received on notes receivable                                    122,500                --
    Issuance of preferred stock                                                 --             2,870,000
    Shareholder contribution to paid in capital                               40,991                --
    Distribution of Planet Resources assets and liabilities                   13,880                --
                                                                         -----------         -----------
      Net cash provided by financing activities                            1,197,985           4,320,423
                                                                         -----------         -----------
NET INCREASE/(DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                      (8,397)             23,199

CASH AND CASH EQUIVALENTS, beginning of period                                40,475              78,544
                                                                         -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                 $    32,078         $   101,743
                                                                         ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                               $   157,734         $     2,892
    Cash paid for income taxes                                           $      --           $      --
    Non cash investing and financing transactions:
      Fair value of warrants issued                                      $    46,000         $      --
      Fair value of common stock issued as
         note reduction                                                  $   250,000         $      --
      Fair value of common stock issued as
         compensation                                                    $    23,248         $      --
      Notes receivable issued for exercise
         of stock options                                                $   217,700         $      --
      Unrealized gains on investments                                    $   245,120         $      --



                 The accompanying notes are an integral part of
                     these consolidated financial statements

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS:

Internet Law Library, formerly known as Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through CD-Rom media and Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., Brief Reporter, LLC and Compass Data Systems, Inc. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by Internet Law Library or its subsidiaries. Internet Law Library also provides training and support with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and database content, software, hardware and other support through its subsidiary, ITIS, Inc. In addition, ITIS is a provider of automated litigation support services. Through its subsidiary Compass Data Systems, Inc., Internet Law Library markets a CD-Rom product and a Website that assists in medical billing. Customers using these Internet sites pay subscription fees under monthly, quarterly or annual subscription agreements or per-use licenses.

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

As reflected in the accompanying financial statements, Internet Law Library has incurred $14,046,259 in losses since inception, has a working capital deficit of $2,400,355 at June 30, 2001, and has used significant amounts of cash in operating the company. Accordingly, Internet Law Library will require additional debt or equity financing to fund its operations, to execute its business plan, and to remain in business. The inability to obtain additional debt or equity financing will substantially impact Internet Law Library's ability to continue as a going concern. To provide interim financing until long-term financing becomes available, management plans to continue to utilize additional loans from Mr. Carr (Internet Law Library's president and chairman of the board of directors) and other directors and investors as long as funds from these sources remain available. If adequate funding from these or other sources is not available, Internet Law Library may not be able to remain in business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - In management's opinion, the accompanying unaudited interim consolidated financial statements of Internet Law Library have been prepared by management of Internet Law Library in accordance with generally accepted accounting principles and the rules adopted by the United States Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Internet Law Library's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations in accordance with generally

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accepted accounting principles for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Internet Law Library's 2000 Form 10-K, have been omitted.

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

INVESTMENTS-Investments include available for sale securities at fair value. For the available for sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities are determined based on prevailing market prices.

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

 BASIC LOSS PER SHARE-Basic loss per share has been computed by dividing net comprehensive loss by the weighted average number of shares outstanding. Shares of Internet Law Library outstanding at the time of the reverse acquisition have been treated as outstanding during the entire period, after adjustment for a 1 for 2 reverse stock split immediately preceding the reverse acquisition. Shares of National Law Library outstanding before the reverse acquisition have been included in weighted average shares outstanding since November 30, 1998, its date of inception. All options outstanding at June 30, 2001 and 2000 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS-Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was issued in June 2001 and effectively eliminates the use of the "pooling of interests" method to account for business combinations after July 1, 2001. Management believes that the adoption of this statement will not adversely impact future operations, and all potential future acquisitions, if consummated, will be accounted for using the "purchase" method.

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001. Required adoption of this statement is effective for all fiscal years beginning after December 31, 2001. This statement amends SFAS No. 121, "Accounting

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to exclude from its scope goodwill and intangible assets that are not amortized.

Under SFAS No. 142, goodwill and intangible assets with indeterminate lives will no longer be amortized as expense over estimated useful lives after December 31, 2001 for assets acquired prior to July 1, 2001, and no amortization will occur for any goodwill and intangible assets acquired after June 30, 2001. These costs are to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Because database content and software costs represent case law that can be used indefinitely, management believes that this asset qualifies as an intangible asset that will no longer be amortized under SFAS No. 142. However, impairment of Internet Law Library's database content, goodwill and other intangible assets represent estimates that could materially change in the near term as discussed in Note 4. Accordingly, adoption of SFAS No. 142 could have a material adverse impact upon the financial results of Internet Law Library if future impairment is determined to exist under the terms of the new standard. While management is currently assessing the potential impact of adoption of SFAS No. 142, we believe that no impairment exists as of June 30, 2001.

RECLASSIFICATION OF ACCOUNTS-Certain reclassifications have been made to the December 31, 2000 balance sheet accounts to conform to current year presentation with no effect on net income.

NOTE 3-BUSINESS SEGMENTS

Internet Law Library and its subsidiaries are engaged in the business of providing Internet services, electronic information publishing, compliance and safety training materials, and automated litigation support services.



                                                                           SEGMENT INFORMATION
                                            -----------------------------------------------------------------------------------
SIX MONTHS ENDED                                              LOSS FROM          INTEREST          TOTAL         DEPRECIATION/
JUNE 30, 2001                                NET SALES        OPERATIONS         EXPENSE           ASSETS        AMORTIZATION
----------------------------------          -----------      -----------       -----------      -----------     ---------------
Internet Services                           $   681,030      $(3,035,248)      $   158,031      $15,883,101      $   871,730
Electronic Publishing                           304,286          (78,560)              234        1,575,374          533,708
Compliance and Safety
  Training Materials                             26,287          (13,854)               --           85,432            9,060
Automated Litigation Support                    850,000          259,645                --        1,542,791          358,919
                                            -----------      -----------       -----------      -----------      -----------
Total, Internet Law Library, Inc.           $ 1,861,603      $(2,868,017)      $   158,265      $19,086,698      $ 1,773,417
                                            ===========      ===========       ===========      ===========      ===========


SIX MONTHS ENDED                                              LOSS FROM          INTEREST         TOTAL          DEPRECIATION/
JUNE 30, 2000                                NET SALES        OPERATIONS         EXPENSE          ASSETS         AMORTIZATION
----------------------------------          -----------      -----------       -----------      -----------     ---------------

Internet Services                           $   459,580      $(3,241,703)      $    38,251      $20,213,783      $   611,349
Electronic Publishing                                --               --                --               --               --
Compliance and Safety
  Training Materials                                 --               --                --               --               --
Automated Litigation Support                         --               --                --               --               --
                                            -----------      -----------       -----------      -----------      -----------
Total, Internet Law Library, Inc.           $   459,580      $(3,241,703)      $    38,251      $20,213,783      $   611,349
                                            ===========      ===========       ===========      ===========      ===========


INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




THREE MONTHS ENDED                                            LOSS FROM          INTEREST          TOTAL         DEPRECIATION/
June 30, 2001                                NET SALES       OPERATIONS          EXPENSE           ASSETS        AMORTIZATION
-----------------------------------         -----------      -----------       -----------      -----------      -----------
Internet Services                           $   316,165      $(1,254,948)      $    77,635      $15,883,101      $   258,865
Electronic Publishing                           162,577          (36,875)               --        1,575,374          266,854
Compliance and Safety
  Training Materials                             12,202           (8,982)               --           85,432            4,530
Automated Litigation Support                    850,000          259,645                --        1,542,791          358,919
                                            -----------      -----------       -----------      -----------      -----------
Total, Internet Law Library, Inc.           $ 1,340,944      $(1,041,160)      $    77,635      $19,086,698      $   889,168
                                            ===========      ===========       ===========      ===========      ===========


THREE MONTHS ENDED                                            LOSS FROM          INTEREST         TOTAL          DEPRECIATION/
June 30, 2000                                NET SALES        OPERATIONS         EXPENSE          ASSETS         AMORTIZATION
-----------------------------------         -----------      -----------       -----------      -----------      -----------

Internet Services                           $   251,198      $(1,464,445)      $    32,744      $20,213,783      $   403,871
Electronic Publishing                                --               --                --               --               --
Compliance and Safety
  Training Materials                                 --               --                --               --               --
Automated Litigation Support                         --               --                --               --               --
                                            -----------      -----------       -----------      -----------      -----------
Total, Internet Law Library, Inc.           $   251,198      $(1,464,445)      $    32,744      $20,213,783      $   403,871
                                            ===========      ===========       ===========      ===========      ===========


NOTE 4-IMPAIRMENT OF LONG-LIVED ASSETS:

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, subsequent to December 31, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", will require that goodwill no longer be amortized to earnings, but instead be reviewed for impairment (see note 2).

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

Internet Law Library has continued to address the impairment of its database content, goodwill and other intangibles in 2001. Although Internet Law Library has not obtained the additional funding needed to continue current levels of operating activities, management believes that no additional impairment exists at June 30, 2001. This opinion of management is based on valuation estimates using the independent appraisal of December 31, 2000, replacement cost, and net cash flows projected over the estimated useful lives of the assets. The opinion of management also assumes that Internet Law Library will continue to significantly increase its revenue and obtain

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

sufficient debt or equity funding from shareholder loans and outside sources to maintain current operating levels and to remain in business. All three valuation methods used by management at June 30, 2001 estimate that no additional impairment is needed.

The net cash flow estimates used by management assume revenue growth using historical growth rates for the next three years with decreasing revenue growth rates in future years. The estimates also assume increased marketing and advertising costs and continued costs to maintain and update the database content. Management believes that its current estimates are reasonable and attainable, while acknowledging that the revenues of Internet Law Library are subject to a high degree of volatility and are extremely difficult to accurately predict.

At this time, Internet Law Library has been unable to secure the additional debt or equity capital that will insure its ability to continue at its current level of expansion and meet its operational forecasts. Management believes that additional funding will be obtained; however, if it is not obtained, it is reasonably possible that additional impairment could result that would have a material impact on the consolidated financial statements, asset values, and ongoing operations of Internet Law Library. Management believes that the evaluation of potential future impairment of content, goodwill, and other intangibles continues to represent an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".

Continued evaluation of impairment will be addressed at the end of the third quarter as well as at year-end and thereafter until Internet Law Library has an established history on which to better assess anticipated cash flows.

NOTE 5-SPIN-OFF OF PLANET RESOURCES:
Under an Agreement and Plan of Distribution dated March 25, 1999 between Internet Law Library (then Planet Resources, Inc.) and National Law Library, Internet Law Library was obligated to distribute certain assets consisting of cash and mining rights to its original stockholders. Effective March 27, 2001, the foregoing cash and mineral rights were indirectly distributed to the original stockholders of Internet Law Library pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, one of Internet Law Library's wholly owned subsidiaries, was spun-off from Internet Law Library and acquired the cash and mining rights. Internet Law Library no longer maintains any interest in these properties.

NOTE 6-ACQUISITIONS:

ITIS

On March 23, 2000, Internet Law Library's board of directors approved the purchase of ITIS, Inc. subject to certain final reviews and negotiations that were concluded in April 2000. According to the terms of a Stock Exchange Agreement, effective April 30, 2000, Internet Law Library exchanged 5,044,903 shares of its common stock, of which all were unregistered shares, for all of the shares of ITIS. In addition to the exchange of stock, Internet Law Library assumed liabilities to Hunter M. A. Carr (Internet Law Library's president and chairman of the board of directors) in the amount of $425,050. These liabilities are non-interest-bearing and payable on demand.

Since National Law Library's inception on November 30, 1998 until Internet Law Library's acquisition of ITIS on April 30, 2000, ITIS served as one of National Law Library's primary

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

vendors of new case law content while also providing various executive, sales, production, and administrative services. In addition, ITIS is a provider of automated litigation support services. During the period from National Law Library's inception to December 31, 1999, Hunter M.A. Carr was the sole stockholder of ITIS. During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 92% of his stock in ITIS to various individuals and entities, some of which are either directors or officers of Internet Law Library or are entities controlled by directors of Internet Law Library. Of the 5,044,903 shares issued to ITIS stockholders, 1,721,003 shares were issued to five directors of Internet Law Library or their beneficiaries and 332,300 shares were issued to five officers of Internet Law Library. The results of operations of ITIS have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

The acquisition has been accounted for under the purchase method of accounting. The total purchase price of $11,917,400 includes Internet Law Library's allocation to intangible assets for this acquisition of $6.9 million to database content and software costs and $2 million to contractual agreements, based on the results of an independent appraisal.

COMPASS DATA SYSTEMS

On July 27, 2000, Internet Law Library's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc., a private Nevada corporation that provides electronic information publishing services in a completely searchable information database to a wide variety of industries and organizations. Stock purchase agreements by and between Internet Law Library and certain stockholders of Compass Data Systems were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, Internet Law Library agreed to issue an aggregate of 1,676,105 unregistered shares of Internet Law Library's common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass Data Systems. As of June 30, 2001, 1,670,378 shares had been issued to the selling shareholders. Compass Data Systems had a negative net worth as of the date of acquisition and has continued to incur net operating losses. Therefore, no minority interest for the remaining 37% has been recorded in the financial statements. The issuances of Internet Law Library stock were made in reliance upon the Section 4(2) private placement exemption from registration. None of the sellers received registration rights for the Internet Law Library shares they received in this transaction. The results of operations of Compass Data Systems and the fair value of the tangible and intangible assets acquired and liabilities assumed have been included in Internet Law Library's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting. The total purchase price of $2,294,425 includes Internet Law Library's allocation of $1,294,425 to database content and software costs and $1 million to a contractual agreement, based on the results of an independent appraisal.

VENCO COMPLIANCE

On September 28, 2000, Internet Law Library's board of directors approved the purchase of all of the stock of Venco Compliance, Inc., a private Texas corporation that is in the business of selling compliance and safety training information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, Internet Law Library issued an aggregate of 100,000 unregistered shares of Internet Law Library's common stock at closing on October 1, 2000, valued then at $90,600, to Donald E.

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

NOTE 7-NOTES PAYABLE AND FINANCING AGREEMENTS:

During the year ended December 31, 2000, Internet Law Library borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $243,117 and bearing the same terms, have been issued to Mr. Carr for advances to Internet Law Library since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to Internet Law Library to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair Internet Law Library's ability to meet its other existing liabilities and commitments. As of June 30, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,053,117 and $80,528, respectively.

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

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In November and December 2000 Internet Law Library entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this private capital fund (see note 9).

On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library could have delivered a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intended to sell on each put. The maximum amount that Internet Law Library could have received under the Securities Purchase Agreement was $25,000,000 or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from Internet Law Library. Due to recent litigation in regard to the foregoing financing agreement (see note 9), it is not expected that Cootes Drive would honor a put even if Internet Law Library were to meet the funding requirements in the future.

On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note was a demand note to accrue interest at the rate of 5% per annum, and the principal could have been converted to common stock of Internet Law Library. In connection with this promissory note, Internet Law Library issued a warrant to Cootes Drive for 41,650 shares at an exercise price of $0.288 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. This additional funding never occurred.

Internet Law Library disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud Internet Law Library and to manipulate the price of Internet Law Library's stock. This convertible note and the associated funding transactions are all the subject of Internet Law Library's suit against Cootes Drive and others (see note 9).

On December 5, 2000, Internet Law Library granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC (see note 9), it is not expected that any further funding will occur from this private capital fund. Accordingly, Internet Law Library will require new financing or equity capital to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact Internet Law Library's ability to continue as a going concern. As of

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

August 14, 2001, the date of this filing, Internet Law Library's sources of an adequate supply of financing or capital are severely limited. To provide interim financing until long-term financing, if any, becomes available, management plans to continue to supplement its cash flow needs by utilizing additional loans from Mr. Carr and other directors and investors as long as such funds are available.

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

On February 1, 2001, Internet Law Library executed a demand note for $190,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

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

On February 5, March 21, April 11, and May 16, 2001 Internet Law Library executed demand promissory notes for $50,000, $70,000, $25,000, and $12,500, respectively, in favor of W. Paul Thayer, a member of the board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

NOTE 8-INCOME TAXES:

Internet Law Library has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2000, Internet Law Library had an accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $11.2 million, resulting in a deferred tax asset of approximately $3,200,000. This carryforward begins to expire in 2018 through 2020. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit Internet Law Library's ability to utilize this carryforward. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, Internet Law Library may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since Internet Law Library has had a net operating loss carryforward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset.

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9-COMMITMENTS AND CONTINGENCIES:

LITIGATION


On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with Internet Law Library. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On February 5, 2001, Cootes Drive LLC filed a suit against Internet Law Library in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel Internet Law Library to issue shares of common stock to Cootes Drive LLC. Internet Law Library filed an answer to this lawsuit. Cootes Drive LLC filed a motion requesting leave to amend their complaint in order to add allegations that Internet Law Library is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of Internet Law Library's suit against Cootes Drive LLC and others); that Internet Law Library has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of Internet Law Library's suit against Cootes Drive LLC and others); and that Internet Law Library defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at Internet Law Library. The United States District Judge granted this motion, and the suit has been amended. Internet Law Library's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of Internet Law Library's suit against Cootes Drive LLC and others. Internet Law Library intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On June 4, 2001, Cootes Drive LLC filed a suit against the directors of Internet Law Library on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of Internet Law Library, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to Internet Law Library by its directors. The lawsuit asserts that directors of Internet Law Library are engaged in a scheme to dilute the potential stock ownership interest of Cootes Drive through a series of self-interested convertible loans. This suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County. Internet Law Library intends to vigorously defend this suit, and asserts that the directors would

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


not have had to lend money to Internet Law Library but for the fraudulent and manipulative acts of Cootes Drive and its co-conspirators. Internet Law Library further asserts that the price at which any such investor loans can be converted to stock is the same price at which Cootes Drive LLC converted its preferred stock. On or about June 8, 2001, Cootes Drive amended its suit, requesting that the court enjoin defendants from converting loan amounts into Internet Law Library stock, stay discovery, rescind the loan agreements, and impose a constructive trust over the loan agreements and shares. The matter was heard on June 28, 2001, at which time the Court refused to stay discovery and ordered that any discovery be coordinated with the New York action. The Court further ruled that the fundamental issues between the parties are those in the cases in United States District Court. Internet Law Library has filed an affidavit with the court stating that any stock issued in repayment of loans made by the directors/investors would be restricted stock that would not be eligible for sale before March 8, 2002. Internet Law Library is represented by Mr. David J. Margules of the Wilmington, Delaware firm of Bouchard, Margules & Friedlander.

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent Internet Law Library and our directors, if necessary, in all of these lawsuits on a 50% contingent fee basis with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

NOTE 10-STOCKHOLDER'S EQUITY:

COMMON AND PREFERRED STOCK

On May 11, 2000, Internet Law Library entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock was convertible into shares of Internet Law Library's common stock based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. Internet Law Library was entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there was an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by Internet Law Library effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor was subject to mandatory redemption by Internet Law Library upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a $25 million equity line completed on November 20, 2000, Internet Law Library agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. The estimated fair value of these warrants totals $710,397 and has been recorded in stockholders' equity. Additionally, at May 11, 2000, Internet Law Library agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totals $448,817 and has been recorded in stockholders' equity. On December 5, 2000 Internet Law Library agreed to issue a five-year warrant to Cootes Drive for

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the purchase of 41,650 shares of its common stock at an exercise price of $.288 per share. The estimated value of this warrant totals $8,158 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. As of June 30, 2001, Internet Law Library did not meet the funding conditions and was not able to obtain any funds under this financing arrangement.

On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in the United States District Court against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, SEC violations, civil RICO, fraud, violations of Texas securities laws, and other Texas statutes and conspiracy. Due to this recent litigation it is not expected that any further funding will occur from this private capital fund, and that Cootes Drive will not honor a put even if Internet Law Library were to meet the requirements of this financing agreement in the future. For more information on this litigation and a suit filed by Cootes Drive on February 5, 2001 against Internet Law Library, see note 9.

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

On April 19, 2001, Internet Law Library issued 1,000,000 shares of common stock to Kelley V. Kirker, Director and Chief Operations Office of Internet Law Library, who purchased the shares pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan.

On May 17, 2001, Internet Law Library issued 500,000 shares of common stock to Joanna Hoover, Chief Financial Officer of Internet Law Library, who purchased the shares pursuant to exercising stock options issued to her under the 2001 Executive Stock Option Plan.

STOCK OPTIONS AND WARRANTS

On February 22, 2001, Internet Law Library issued warrants to James W. Christian to purchase 300,000 shares of Internet Law Library's common stock at an exercise price of $0.15 per share, at any time and from time to time from and after February 22, 2001 and through and including February 22, 2006. These warrants were issued in exchange for services provided to Internet Law Library, and have an estimated value of $46,000.

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

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 16, 2001, pursuant to the 2001 Executive Stock Option Plan, Internet Law Library awarded 1,000,000 stock options to Kelley V. Kirker, Director and Chief Operations Officer of Internet Law Library. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of Internet Law Library at the date of exercise. Mr. Kirker exercised these options on April 18, 2001, and 1,000,000 shares of Internet Law Library common stock were issued to Mr. Kirker on April 19, 2001. Compensation expense of $69,000 was recorded in April 2001 as a result of this award.

On April 19, 2001, pursuant to the 2001 Executive Stock Option Plan, Internet Law Library awarded 500,000 stock options to Joanna Hoover, Chief Financial Officer of Internet Law Library. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of Internet Law Library at the date of the exercise. Ms. Hoover exercised these options on May 16, 2001, and 500,000 shares of Internet Law Library common stock were issued to Ms. Hoover on May 17, 2001. Compensation expense of $38,000 was recorded in April 2001 as a result of this award.

NOTE 11-CONDITIONS AFFECTING ONGOING OPERATIONS

Internet Law Library's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at this time we do not have significant cash or other material liquid assets, nor do we have an established source of revenues, financing or capital sufficient to cover operating costs and to allow us to continue as a going concern. We may in the future experience significant fluctuations in the results of our operations. Such fluctuations may result in significant volatility in the price and/or value of Internet Law Library's common stock. Shortfalls in revenues, financing or capital may adversely and disproportionately affect the results of operations. Management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

Internet Law Library will be required to obtain additional financing or capital to maintain operations, and that financing or capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been and continue to be insufficient for our cash needs. As of June 30, 2001, our sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved in the near term, if ever), and until such time, we will rely upon external sources for liquidity. Management of Internet Law Library believes that net proceeds of future anticipated securities offerings and projected revenues from operations should be sufficient to fund ongoing operations and business plans. However, the anticipated offerings may not be undertaken, and if undertaken, may not be successful, or the proceeds derived from such offerings may not be sufficient to fund operations and meet our needs. Further, our revenues may not be realized as projected. Internet Law Library's current working capital and cash flow from operations is not sufficient to cover cash requirements for the balance of 2001 or to bring us to a positive cash flow position.

As of June 30, 2001, Internet Law Library's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $200,000. Integration of current and prior period acquisitions of GoverNet Affairs, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance as well as any potential future acquisitions are critical to the success of our business

INTERNET LAW LIBRARY, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plan. We have already reduced administrative costs and have implemented plans to increase revenues through increased marketing and increases in prices. Additionally, through our subsidiary ITIS we began offering litigation support services as a new source of revenue in April 2001. While many factors can impact future operations and these improvements cannot be assured of success, the management of Internet Law Library intends to take all actions deemed prudent and necessary.

NOTE 12-SUBSEQUENT EVENTS:

STOCKHOLDER'S EQUITY

In July 2001, pursuant to the 2001 Executive Stock Option Plan, Internet Law Library issued 50,000 stock options to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for Internet Law Library, in appreciation of his service to Internet Law Library. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of Internet Law Library at the date of exercise. Mr. Sarlay exercised these options in July 2001, and 50,000 shares of Internet Law Library common stock were issued to Mr. Sarlay on July 20, 2001. Compensation expense of $8,040 was recorded in July 2001 as a result of this award.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed, consolidated financial statements of Internet Law Library, Inc., which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding Internet Law Library's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

Internet Law Library, formerly known as Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through CD-Rom media and Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., Brief Reporter, LLC and Compass Data Systems, Inc. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by Internet Law Library or its subsidiaries. Internet Law Library also provides training and support with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and database content, software, hardware and other support through its subsidiary, ITIS, Inc. In addition, ITIS is a provider of automated litigation support services. Through its subsidiary Compass Data Systems, Inc., Internet Law Library markets a CD-Rom product and a Website that assists in medical billing. Customers using these Internet sites pay subscription fees under monthly, quarterly or annual subscription agreements or per-use licenses.

On April 30, 2000, Internet Law Library acquired all of the outstanding stock of ITIS Inc., a company once wholly owned by Hunter M.A. Carr, Internet Law Library's chairman of the board, president, chief executive officer and largest stockholder. During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 92% of his stock in ITIS to various individuals and entities, some of which are either directors or officers of Internet Law Library or are entities controlled by directors of Internet Law Library. According to the terms of the stock exchange agreement, Internet Law Library exchanged 5,044,903 unregistered shares of their common stock for all of the outstanding common stock of ITIS. Of the 5,044,903 shares issued to ITIS stockholders, 1,721,003 shares were issued to five directors of Internet Law Library or their beneficiaries and 332,300 shares were issued to five officers of Internet Law Library. While serving as one of Internet Law Library's primary vendors of case law content, ITIS also furnishes hardware, software, content conversion technology and management support and expertise to the other affiliates of Internet Law Library. Internet Law Library expects to use ITIS' expertise in the future to provide similar products and support to other industries. In April 2001, ITIS accepted a contract to provide automated litigation support services, and ITIS is currently pursuing additional contracts for these services.

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

On October 1, 2000, Internet Law Library acquired all of the outstanding stock of Venco Compliance, Inc., a private Texas corporation that is in the business of selling compliance and safety training information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, Internet Law Library issued an aggregate of 100,000 unregistered shares of Internet Law Library common stock in exchange for all of the outstanding common stock of Venco Compliance.

The following is management's discussion and analysis of certain significant factors that have affected Internet Law Library's financial condition and results of operations during the six and three months ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS

REVENUES. Revenues increased by $1,402,023 to $1,861,603 during the six months ended June 30, 2001, from $459,580 recorded for the six months ended June 30, 2000. Revenues also increased by $1,089,746 for the quarter ended June 30, 2001, to $1,340,944, as compared to revenues of $251,198 for the quarter ended June 30, 2000. Revenues of subsidiaries Compass Data Systems, which represents our electronic publishing segment, account for approximately $304,000 of the increase, while revenues of Venco Compliance, our compliance and safety training materials segment, account for approximately $26,000. The revenue increase for the Internet services segment of our business was approximately $221,000, of which $54,000 relates to increased revenues of GoverNet Affairs and $167,000 relates to increased revenues of National Law Library. Our subsidiary ITIS generated increased revenues of $850,000 for both the six months and the quarter ended June 30, 2001 as a result of a contract to provide automated litigation support services. While additional contracts to provide these services are pending, this increase in revenues may not be sustained if no additional contracts are obtained. For the three months ended June 30, 2001, subsidiaries Compass Data Systems and Venco Compliance generated approximately $162,000 and $12,000 in increased revenues respectively, while our Internet services segment generated increased revenues of approximately $75,000. The revenue increase in GoverNet Affairs and National Law Library are related to increased marketing efforts and a growing number of subscribers to National Law Library's expanding databases.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased by $147,219 to $668,969 during the six months ended June 30, 2001, from $521,750 for the corresponding period ended June 30, 2000. Sales and marketing expense also increased by $152,278 during the quarter ended June 30, 2001, to $357,776, from $205,498 for the quarter ended June 30, 2000. Compass Data Systems and Venco Compliance, which were acquired in the fourth quarter of 2000, resulted in increased sales and marketing expense of $88,000 during the six months ended June 30, 2001, and $43,000 in increased expense during the quarter ended June 30, 2001. Sales expense related to the litigation support services of ITIS account for approximately $50,000 for both the quarter and the six months ended June 30, 2001. Sales and marketing expense related to our Internet services segment increased approximately $60,000 during the quarter ended June 30, 2001. Due to decreased sales compensation in the first quarter of 2001, sales and marketing expense increased by only $10,000 for the six months ended June 30, 2001. Non personnel-related sales efforts for the Internet services segment are largely concentrated in placing banner ads on Internet sites, print advertising in legal publications, and participation in major legal industry meetings and conferences. Additionally, National Law Library is actively involved in and continues to pursue strategic alliance positions with bar associations and other entities involved in the legal industry.

GENERAL AND ADMINISTRATIVE EXPENSE. During the six months ended June 30, 2001, general and administrative expense totaled $1,973,190 resulting in a decrease of $363,629 from $2,336,819 during the corresponding period ending June 30, 2000. For the quarter ended June 30, 2001, general and administrative expense increased $15,645, to $1,045,137, from $1,029,672 for the quarter ended June 30, 2000. Decreases in general and administrative expense of approximately $202,000 during the six months ended June 30, 2001 and $250,000 during the quarter ended June 30, 2001 were obtained through the elimination of non-essential overhead expenses. Non-cash stock and option awards decreased approximately $414,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, but increased by approximately $100,000 for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The acquisitions of Compass Data Systems and Venco Compliance in the fourth quarter of 2000 resulted in increases of $183,000 and $96,000 for the six months and quarter ended June 30, 2001, respectively, while the activation of the litigation support services of ITIS resulted in increased general and administrative expense of approximately $70,000 for both the six months and the quarter ended June 30, 2001. Internet Law Library is continuing to reduce non-essential operating expenses during the third quarter of 2001.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense increased by $78,621 to $309,986 for the six months ended June 30, 2001, from $231,365 for the six months ended June 30, 2000. Production and computer service expense also increased by $85,393 during the quarter ended June 30, 2001, to $161,995, from $76,602 for the quarter ended June 30, 2000. Increased production and computer service expense in the amount of $148,000 and $80,000 for the six months and quarter ended June 30, 2001, respectively, resulted from the acquisition of Compass Data Systems. Production and computer service expense for National Law Library decreased by approximately $70,000 during the six months ended June 30, 2001 due to the acquisition of subsidiary ITIS on April 30, 2001, which resulted in elimination of contract programming expense paid to ITIS at a higher rate prior to its acquisition. Production and computer service expense relates primarily to Internet service provider co-location costs, contract programming expense, ongoing maintenance of computer equipment and software for all subsidiaries, and ongoing updates of legislative information.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense increased by $1,162,068 to $1,773,417 for the six months ended June 30, 2001, from $611,349 for the six months ended June 30, 2000. Amortization and depreciation expense also increased by $485,297 during the quarter ended June 30, 2001, to $889,168, from $403,871 for the quarter ended June 30, 2000. The increase is primarily attributable to amortization of intangible assets relating to the acquisitions of ITIS, Compass Data Systems and Venco Compliance.

INTEREST EXPENSE. Interest expense increased by $120,014 to $158,265 for the six months ended June 30, 2001, from $38,251 for the six months ended June 30, 2000. Interest expense also increased by $44,891 for the quarter ended June 30, 2001, to $77,635, from $32,744 for the quarter ended June 30, 2000. For the six months and quarter ended June 30, 2001, interest expense includes accrued interest payable to Hunter M. A. Carr and other directors and investors in Internet Law Library in the amount of $152,990 and $77,442 respectively. Interest is based on the terms of various interest bearing notes payable to Mr. Carr totaling $2,053,117; various promissory notes payable to directors of Internet Law Library totaling $772,500; and three notes payable totaling $625,000 payable to unrelated third parties/investors. The balance of the interest expense relates to other notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Internet Law Library's ability to execute its business strategy and remain in business depends on its ability to attract additional debt and equity capital. Internet Law Library's principal demands for liquidity are cash for operations and investment in new database content.

For the six months ended June 30, 2001, Internet Law Library's cash and cash equivalents decreased in total by $104,126 from the December 31, 2000 balance of $40,475 to $32,078 in available cash and a bank overdraft of $95,729 at June 30, 2001. Cash used in operating and investing activities was $1,092,116 and $114,266, respectively. During the six months ended June 30, 2001, Internet Law Library borrowed a total of $498,117 from Hunter M.A. Carr, its CEO, to fund working capital requirements. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, Internet Law Library retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $243,117 and bearing the same terms, have been issued to Mr. Carr for advances to Internet Law Library since March
1, 2001. With respect to these notes payable, Mr. Carr has provided a written commitment to Internet Law Library to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair Internet Law Library's ability to meet its other existing liabilities and commitments. As of June 30, 2001, the total principal amount of interest bearing notes and accrued but unpaid interest owed to Mr. Carr was $2,053,117 and $80,528, respectively.

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

In November and December 2000 Internet Law Library entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this private capital fund (see page 28).

On November 20, 2000, Internet Law Library entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of Internet Law Library over an 18-month period. Under the terms of the Securities Purchase Agreement, Internet Law Library could have delivered a put to Cootes Drive specifying the dollar amount of shares Internet Law Library intended to sell on each put. The maximum amount that Internet Law Library could have received under the Securities Purchase Agreement was $25,000,000 or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from Internet Law Library. Due to recent litigation in regard to the foregoing financing agreement (see page 28), it is not expected that Cootes Drive would honor a put even if Internet Law Library were to meet the funding requirements in the future.

On December 5, 2000, Internet Law Library executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note was a demand note to accrue interest at the rate of 5% per annum, and the principal could have been converted to common stock of Internet Law Library. In connection with this promissory note, Internet Law Library issued a warrant to Cootes Drive for 41,650 shares at an exercise price of $0.288 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, Internet Law Library also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. This additional funding never occurred.

Internet Law Library disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud Internet Law Library and to manipulate the price of Internet Law Library's stock. This convertible note and the associated funding transactions are all the subject of Internet Law Library's suit against Cootes Drive and others (see page 28).

On December 5, 2000, Internet Law Library granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. Internet Law Library filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC, as discussed in detail on page 28 of this Report, it is not expected that any further funding will occur from this private capital fund. Accordingly, Internet Law Library will require new financing to fund its operations, to execute its business plan, and to remain in business. The inability to obtain additional debt or equity financing will substantially impact Internet Law Library's ability to continue as a going concern. In its report on Internet Law Library's Financial Statements for the year ended December 31, 2000, Harper & Pearson Company, Internet Law Library's independent auditors, state that Internet Law Library's recurring losses from operations, negative working capital and cash flows, and retained deficits derived from its continuing losses raise substantial doubt about its ability to continue as a going concern. To provide interim financing until long-term debt or equity financing, if any, becomes available, management plans to continue to supplement its cash flow needs by utilizing additional loans from Mr. Carr and other directors and investors as long as such funds are available.

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

On February 1, 2001, Internet Law Library executed a demand note for $190,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

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

On February 5, March 21, April 11, and May 16, 2001 Internet Law Library executed demand promissory notes for $50,000, $70,000, $25,000, and $12,500, respectively, in favor of W. Paul Thayer, a member of the board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of Internet Law Library at a discounted price based on the lowest price at which Internet Law Library has sold its common stock during the one-year period preceding the exercise of this option.

As of June 30, 2001, Internet Law Library's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $200,000. Integration of current and prior period acquisitions of GoverNet Affairs, Brief Reporter, ITIS, Compass Data Systems and Venco Compliance as well as any potential future acquisitions are critical to the success of our business plan. We have already reduced administrative costs and have implemented plans to increase revenues through increased marketing and increases in prices. Additionally, through our subsidiary ITIS we began offering litigation support services as a new source of revenue in April 2001. While many factors can impact future operations and these improvements cannot be assured of success, the management of Internet Law Library intends to take all actions deemed prudent and necessary.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On January 26, 2001, in order to protect Internet Law Library and its stockholders, Internet Law Library filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with Internet Law Library. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On February 5, 2001, Cootes Drive LLC filed a suit against Internet Law Library in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel Internet Law Library to issue shares of common stock to Cootes Drive LLC. Internet Law Library filed an answer to this lawsuit. Cootes Drive LLC filed a motion requesting leave to amend their complaint in order to add allegations that Internet Law Library is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of Internet Law Library's suit against Cootes Drive LLC and others); that Internet Law Library has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of Internet Law Library's suit against Cootes Drive LLC and others); and that Internet Law Library defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at Internet Law Library. The United States District Judge granted this motion, and the suit has been amended. Internet Law Library's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of Internet Law Library's suit against Cootes Drive LLC and others. Internet Law Library intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On June 4, 2001, Cootes Drive LLC filed a suit against the directors of Internet Law Library on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of Internet Law Library, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to Internet Law Library by its directors. The lawsuit asserts that directors of Internet Law Library are engaged in a scheme to dilute the potential stock ownership interest of Cootes Drive through a series of self-interested convertible loans.This suit was filed in the Court of Chancery of the State of Delaware in and for New Castle County. Internet Law Library intends to vigorously defend this suit, and asserts that the directors would not have had to lend money to Internet Law Library but for the fraudulent and manipulative acts of Cootes Drive and its co-conspirators. Internet Law Library further asserts that the price at which any such investor loans can be converted to stock is the same price at which Cootes Drive LLC converted its preferred stock. On or about June 8, 2001, Cootes Drive amended its suit, requesting that the court enjoin defendants from converting loan amounts into Internet Law Library stock, stay discovery, rescind the loan agreements, and impose a constructive trust over the loan agreements and shares. The matter was heard on June 28, 2001, at which time the Court refused to stay discovery and ordered that any discovery be coordinated with the New York action. The Court further ruled that the fundamental issues between the parties are those in the cases in United States District Court. Internet Law Library has filed an affidavit with the court stating that any stock issued in repayment of loans made by the directors/investors would be restricted stock that would not be eligible for sale before March 8, 2002. Internet Law Library is represented by Mr. David J. Margules of the Wilmington, Delaware firm of Bouchard, Margules & Friedlander.

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent Internet Law Library and our directors, if necessary, in all of these lawsuits on a 50% contingent fee basis with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2001, Internet Law Library issued and sold unregistered shares of its common stock to the persons described below:

    1. In April 2001, we issued 25,000 shares of our common stock to W. Allyn Hoaglund for his service as an outside director on Internet Law's Board.

    2. In April 2001, we issued 25,000 shares of our common stock to W. Paul Thayer for his service as an outside director on Internet Law's Board.

    3. In April 2001, we issued 25,000 shares of our common stock to George A. Roberts for his service as an outside director on Internet Law's Board.

    4. In April 2001, we issued 25,000 shares of our common stock to Donald W. Sapaugh for his service as an outside director on Internet Law's Board.

    5. In April 2001, we issued 25,000 shares of our common stock to Eugene A. Cernan for his service as an outside director on Internet Law's Board.



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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------


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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

10.27 Warrant to purchase 300,000 shares of Internet Law Library's common stock issued to James W. Christian dated February 22, 2001.

16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Internet Law Library's Form 8-K/A filed on April 5, 2000).

16.2 Letter, dated February 21, 2001, from Arthur Andersen LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to Internet Law Library's Form 8-K filed on February 23, 2001)

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNET LAW LIBRARY, INC.




August 14, 2001                      /s/ HUNTER M.A. CARR
                                    ----------------------
                                     Hunter M.A. Carr
                                     President and Chief Executive Officer



August 14, 2001                      /s/ JOANNA HOOVER
                                    -----------------------
                                     Joanna Hoover
                                     Principal Accounting Officer