Form 10-Q
period 2001-09-30
ITIS INC
filed 2001-11-19
CIK 3959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

       [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACTOF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                         Commission File Number 1-07149

                                    ITIS INC.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of the registrant's common stock outstanding as of November 16, 2001 was 36,682,280.

                                    ITIS INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX
                                                                           PAGE


PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements....................     3

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    27

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    28

Item 2.  Changes in Securities and Use of Proceeds......................    29

Item 6.  Exhibits and Reports on Form 8-K...............................    29

SIGNATURES..............................................................    35

ITIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                      2001                  2000
                                                                                   -----------           -----------
                                                                                   (Unaudited)
                                   ASSETS

Current assets:

    Cash and cash equivalents, including $-0- and $1,761
        respectively, distributable to the stockholders of
        Planet Resources, Inc.                                                     $    12,347           $    29,867
    Accounts receivable, net of allowance for doubtful accounts
       of $-0- and $9,342, respectively                                                893,086               151,876
    Investments available for sale, at fair market value                                15,025                    --
    Note receivable                                                                    502,142                    --
    Other current assets                                                                18,795                57,103
    Current assets of entity to be disposed of                                          39,736                88,189
                                                                                   -----------           -----------
       Total current assets                                                          1,481,131               327,035
                                                                                   -----------           -----------

Fixed assets and intangibles, net of amortization and depreciation
    Database content and software costs                                             14,607,849            14,237,586
    Furniture and equipment                                                            356,921               424,731
    Intangible assets                                                                1,536,859             2,561,338
    Net fixed assets and intangibles of entity to be disposed of                        11,899             2,042,164
                                                                                   -----------           -----------
       Total fixed assets and intangibles, net                                      16,513,528            19,265,819
                                                                                   -----------           -----------

       Total assets                                                                $17,994,659           $19,592,854
                                                                                   ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

ITIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                                     2001                    2000
                                                                                 ------------            ------------
                                                                                  (Unaudited)
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                               $    117,600            $         --
    Notes payable-other                                                               824,655                 510,048
    Disputed note payable to Cootes Drive LLC                                         500,000                 500,000
    Accounts payable                                                                  814,519                 369,647
    Acrrued interest                                                                  211,237                 141,420
    Accrued liabilities                                                               353,396                 155,110
    Deferred revenue                                                                  273,444                 105,684
    Assets distributable to stockholders                                                   --                   1,761
    Current liabilities of entity to be disposed of                                   107,887                 138,108
                                                                                 ------------            ------------
      Total current liabilities                                                     3,202,738               1,921,778
    Long term notes payable from Chairman                                           2,205,117               2,230,050
                                                                                 ------------            ------------
Total liabilities                                                                   5,407,855               4,151,828
                                                                                 ------------            ------------

    Commitments and contingencies

Stockholders' equity:
    Series A Convertible Preferred stock, par value $.001;
      50,000,000 shares authorized; 161.08 shares issued and
      outstanding, respectively                                                     2,027,526               2,027,526
    Common stock, par value $.001, 100,000,000 shares
      authorized;  38,363,396 and 35,421,284 shares
      issued, respectively;  36,682,280 and 35,410,546 shares
      outstanding, respectively                                                        38,363                  35,422
    Warrants                                                                        1,213,372               1,167,372
    Additional paid in capital                                                     24,553,403              23,447,757
    Deferred compensation                                                                  --                 (15,625)
    Accumulated deficit                                                           (14,923,055)            (11,178,242)
    Treasury stock, at cost, 1,681,116 shares
      and 10,738 shares, respectively                                                (284,554)                (43,184)
    Accumulated other comprehensive income,
      unrealized gain on investments                                                    6,584                      --
    Less notes receivable issued for purchase of
      common stock                                                                    (44,835)                     --
                                                                                 ------------            ------------
      Total stockholders' equity                                                   12,586,804              15,441,026
                                                                                 ------------            ------------

      Total liabilities and stockholders' equity                                 $ 17,994,659            $ 19,592,854
                                                                                 ============            ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

ITIS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                                       For the nine months ended               For the three months ended
                                                               September 30,                          September 30,
                                                    --------------------------------        --------------------------------
                                                        2001                2000                2001                2000
                                                    ------------        ------------        ------------        ------------
REVENUE, NET OF DEFERRED INCOME                     $  3,185,425        $    724,232        $  1,628,109        $    264,652

OPERATING EXPENSES:
  Selling and marketing                                  837,815           1,118,973             221,067             597,223
  General and administrative                           2,401,208           3,097,186             608,631             760,367
  Production and computer service                        257,561             365,054              96,239             133,689
  Amortization and depreciation                        1,866,649           1,104,957             626,940             493,608
                                                    ------------        ------------        ------------        ------------

  Total operating expenses                             5,363,233           5,686,170           1,552,877           1,984,887
                                                    ------------        ------------        ------------        ------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                          (2,177,808)         (4,961,938)             75,232          (1,720,235)

DISCONTINUED OPERATIONS (Note 6):
  Income (Loss) from operations of
    discontinued business segment                       (865,850)                 --            (254,697)                 --
  Loss on disposal of business segment,
    including provision for operating
    losses during phase-out period                      (871,430)                 --            (871,430)                 --

INTEREST INCOME (EXPENSE), net                          (240,607)            (60,127)            (82,576)            (21,876)
GAIN ON SALE OF INVESTMENTS
  AND EQUIPMENT                                          410,882                  --             256,675                  --
                                                    ------------        ------------        ------------        ------------

NET LOSS                                              (3,744,813)         (5,022,065)           (876,796)         (1,742,111)

DEEMED PREFERRED STOCK DIVIDENDS                              --            (906,250)                 --             (80,916)
                                                    ------------        ------------        ------------        ------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS                                        (3,744,813)         (5,928,315)           (876,796)         (1,823,027)

OTHER COMPREHENSIVE INCOME
  Unrealized gain (loss) on investments
    available for sale                                     6,584                  --            (238,536)                 --
                                                    ------------        ------------        ------------        ------------

NET AND COMPREHENSIVE LOSS
  APPLICABLE TO COMMON
  SHAREHOLDERS                                      $ (3,738,229)       $ (5,928,315)       $ (1,115,332)       $ (1,823,027)
                                                    ============        ============        ============        ============

BASIC LOSS PER COMMON SHARE                         $      (0.10)       $      (0.21)       $      (0.02)       $      (0.06)
                                                    ============        ============        ============        ============

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING BASIC LOSS
  PER COMMON SHARE                                    37,336,044          28,300,535          38,270,363          28,541,099
                                                    ============        ============        ============        ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

ITIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                        For the Nine Months ended September 30,
                                                                        ---------------------------------------
                                                                              2001                   2000
                                                                          -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $(3,744,813)            $(5,022,065)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of common stock, options,
         or warrants for goods or services                                    195,130                 939,376
      Note payable assumed for services                                            --                  33,668
      Amortization of deferred compensation                                    15,625                      --
      Amortization and depreciation                                         1,866,649               1,104,957
      Gain on sales of investments                                           (405,013)                     --
      Gain on sale of equipment                                                (5,869)                     --
      Services provided for investments                                      (812,858)                     --
      Compass Data disposal                                                 1,924,030                      --
      Changes in:
         Accounts receivable                                                 (741,210)                 14,851
         Due from affiliated company                                               --                  55,423
         Notes receivable                                                    (502,142)                     --
         Accrued interest on notes receivable                                  (3,500)                     --
         Other current assets                                                  38,308                (179,390)
         Accounts payable                                                     444,872                  19,599
         Accrued liabilities                                                  151,199                  97,952
         Deferred revenue                                                     167,760                 (30,938)
         Assets distributable to stockholders                                  (1,761)                     --
                                                                          -----------             -----------

      Net cash used in operating activities                                (1,413,593)             (2,966,567)
                                                                          -----------             -----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
    Purchases of investments                                                   (8,711)             (1,850,000)
    Proceeds from sales of investments                                      1,218,141               2,145,000
    Proceeds from sale of equipment                                             6,269                      --
    Additions to database content and software costs                       (1,124,786)             (1,345,137)
    Additions to furniture and equipment                                      (20,237)               (170,042)
                                                                          -----------             -----------

      Net cash provided by (used in) investment activities                     70,676              (1,220,179)
                                                                          -----------             -----------

                                                                    (continued)


                 The accompanying notes are an integral part of
                    these consolidated financial statements

ITIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           For the Nine Months Ended September 30,
                                                                           --------------------------------------
                                                                                2001                    2000
                                                                            ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                                          $    117,600            $         --
    Proceeds from notes payable                                                1,022,617               1,400,000
    Payments on notes payable                                                    (57,893)                     --
    Payment on note acquired in acquisition                                           --                 (20,000)
    Payments received on notes receivable                                        176,365                      --
    Proceeds from sale of common stock                                            11,837                      --
    Issuance of preferred stock                                                       --               2,870,000
    Shareholder contribution to paid in capital                                   40,991                      --
    Distribution of Planet Resources assets and liabilities                       13,880                      --
                                                                            ------------            ------------

      Net cash provided by financing activities                                1,325,397               4,250,000
                                                                            ------------            ------------


NET INCREASE/(DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                         (17,520)                 63,254

CASH AND CASH EQUIVALENTS, beginning of period                                    29,867                  78,544
                                                                            ------------            ------------

CASH AND CASH EQUIVALENTS, end of period                                    $     12,347            $    141,798
                                                                            ============            ============


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                  $    174,587            $      4,387
    Cash paid for income taxes                                              $         --            $         --
    Non cash investing and financing transactions:
      Fair value of warrants issued                                         $     46,000            $         --
      Fair value of common stock issued as
         note reduction                                                     $    250,000            $         --
      Fair value of common stock issued as
         compensation for goods and services                                $     42,130            $         --
      Fair value of common stock issued
         for acquisitons                                                    $         --            $ 11,900,000
      Notes receivable issued for exercise
         of stock options                                                   $    217,700            $         --
      Unrealized gains on investments                                       $      6,584            $         --
      Long-term debt forgiveness by Chairman                                $    425,050            $         --


                 The accompanying notes are an integral part of
                    these consolidated financial statements

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS:

ITIS Inc., formerly known as Internet Law Library and Planet Resources before that, is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by ITIS or its subsidiaries. ITIS also provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R).

Prior to October 31, 2001, ITIS also provided training and support with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and marketed a CD-Rom product and Website that assisted in medical billing through Compass Data Systems, Inc. As more fully disclosed in Note 6 and Note12, on October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders and the operations and management of Compass Data Systems were turned over to current Compass employees.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITII.OB."

As reflected in the accompanying financial statements, ITIS has incurred $14,923,055 in losses since inception, has a working capital deficit of $1,721,607 at September 30, 2001, and has used significant amounts of cash in operating the company. Should future operating revenues not be sufficient to fund operations, management plans to continue to utilize additional loans from Mr. Carr (president and chairman of the board of directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from operations or other sources is not available, ITIS may not be able to remain in business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - In management's opinion, the accompanying unaudited interim consolidated financial statements of ITIS have been prepared by management of ITIS in accordance with generally accepted accounting principles and the rules adopted by the United States Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ITIS's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations in accordance with generally accepted accounting principles for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in ITIS's 2000 Form 10-K, have been omitted.

PRINCIPLES OF CONSOLIDATION-The accompanying consolidated financial statements include the accounts of ITIS Inc. and its wholly owned subsidiaries, National Law Library, GoverNet Affairs,

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Brief Reporter, ITIS, Inc. (Litidex(R)), and Venco Compliance. All significant inter-company balances and transactions have been eliminated in consolidation.

INVESTMENTS-Investments include available-for-sale securities at fair value. For the available-for- sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities are determined based on prevailing market prices.

REVENUE RECOGNITION-Revenues consist of subscription and other fees charged for access to ITIS's databases, products and services and are recognized in accordance with the provisions of Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as follows:

      PRODUCT REVENUE- Revenue from the sales of products is recognized after shipment of the products and fulfillment of acceptance terms, if any.

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

 BASIC LOSS PER SHARE-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at September 30, 2001 and 2000 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

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

Because database content and software costs represent case law that can be used indefinitely, management believes that this asset qualifies as an intangible asset that will no longer be amortized under SFAS No. 142. However, impairment of ITIS's database content, goodwill and other intangible assets represent estimates that could materially change in the near term as discussed in Note 4. Accordingly, adoption of SFAS No. 142 could have a material adverse

ITIS INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



impact upon the financial results of ITIS if future impairment is determined to exist under the terms of the new standard.

SFAS NO. 143, "Accounting for Asset Retirement Obligations", addresses financial reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset (except for certain obligations of lessees) and is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement. Accordingly, ITIS has recorded a loss on discontinued operations of $1,737,280 for the disposal of Compass Data Systems, Inc., as more fully disclosed in Note 6.

RECLASSIFICATION OF ACCOUNTS-Certain reclassifications have been made to the December 31, 2000 balance sheet accounts to conform to current year presentation with no effect on net income.


NOTE 3-BUSINESS SEGMENTS

For the quarter and nine months ended September 30, 2001, ITIS and its subsidiaries were engaged in the business of providing Internet services, compliance and safety training materials, and automated litigation support services. As of October 31, 2001 we no longer provide compliance and safety training materials.

                                                                      SEGMENT INFORMATION
                                                                      -------------------

                                                             INCOME
NINE MONTHS ENDED                                          (LOSS) FROM          INTEREST           TOTAL          DEPRECIATION/
SEPTEMBER 30, 2001                        NET SALES         OPERATIONS          EXPENSE            ASSETS         AMORTIZATION
-------------------------------          -----------       -----------        -----------       -----------       -----------
Internet Services                        $ 1,015,680       $(2,857,177)       $   229,422       $15,863,583       $ 1,036,242
Compliance and Safety
  Training Materials                          39,345           (20,261)                --            79,756            13,590
Automated Litigation Support               2,130,400           699,630             14,981         2,051,320           816,817
                                         -----------       -----------        -----------       -----------       -----------
Total, ITIS Inc.                         $ 3,185,425       $(2,177,808)       $   244,403       $17,994,659       $ 1,866,649
                                         ===========       ===========        ===========       ===========       ===========


                                                             INCOME
NINE MONTHS ENDED                                          (LOSS) FROM          INTEREST           TOTAL          DEPRECIATION/
SEPTEMBER 30, 2000                        NET SALES         OPERATIONS          EXPENSE            ASSETS         AMORTIZATION
-------------------------------          -----------       -----------        -----------       -----------       -----------

Internet Services                        $   724,232       $(4,961,938)       $    95,628       $18,777,640       $ 1,104,957
Compliance and Safety
  Training Materials                              --                --                 --                --                --
Automated Litigation Support                      --                --                 --                --                --
                                         -----------       -----------        -----------       -----------       -----------
Total, ITIS Inc.                         $   724,232       $(4,961,938)       $    95,628       $18,777,640       $ 1,104,957
                                         ===========       ===========        ===========       ===========       ===========


ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                            INCOME
THREE MONTHS ENDED                                        (LOSS) FROM         INTEREST          TOTAL           DEPRECIATION/
September 30, 2001                      NET SALES         OPERATIONS          EXPENSE           ASSETS          AMORTIZATION
------------------------------         -----------       -----------        -----------       -----------       ------------
Internet Services                      $   334,650       $  (792,202)       $    71,391       $15,863,583       $   349,817
Compliance and Safety
  Training Materials                        13,059            (6,407)                --            79,756             4,530
Automated Litigation Support             1,280,400           873,841             14,981         2,051,320           272,593
                                       -----------       -----------        -----------       -----------       -----------
Total, ITIS Inc.                       $ 1,628,109       $    75,232        $    86,372       $17,994,659       $   626,940
                                       ===========       ===========        ===========       ===========       ===========


                                                            INCOME
THREE MONTHS ENDED                                        (LOSS) FROM         INTEREST          TOTAL           DEPRECIATION/
September 30, 2000                      NET SALES         OPERATIONS          EXPENSE           ASSETS          AMORTIZATION
------------------------------         -----------       -----------        -----------       -----------       ------------

Internet Services                      $   264,652       $(1,720,235)       $    21,876       $18,777,640       $   493,608
Compliance and Safety
  Training Materials                            --                --                 --                --                --
Automated Litigation Support                    --                --                 --                --                --
                                       -----------       -----------        -----------       -----------       -----------
Total, ITIS Inc.                       $   264,652       $(1,720,235)       $    21,876       $18,777,640       $   493,608
                                       ===========       ===========        ===========       ===========       ===========


NOTE 4-IMPAIRMENT OF LONG-LIVED ASSETS:

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, subsequent to December 31, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," will require that goodwill no longer be amortized to earnings, but instead be reviewed for impairment (see note 2).

In connection with its revised operating plan to restructure and stabilize its business, ITIS, with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business. The strategic review included review and evaluation of certain long-lived assets including content, goodwill and other intangibles. The revised projections provided the basis for measurement of the asset impairment charge. Accordingly, ITIS recorded non-cash impairment charges and wrote down capitalized database content and software costs by $748,024 at December 31, 2000.

ITIS has continued to address the impairment of its database content, goodwill and other intangibles in 2001. Although ITIS has not obtained substantial new capital or long-term funding, management believes that no additional impairment exists at September 30, 2001 due to the current and anticipated automated litigation support revenues of Litidex(R) and the future revenue

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

projections of National Law Library. This opinion of management is based on valuation estimates using the independent appraisal of December 31, 2000, replacement cost, and net cash flows projected over the estimated useful lives of the assets. The opinion of management also assumes that Litidex(R) will continue to obtain litigation projects and that the revenues of National Law Library will increase as needed to maintain current operating levels and provide for positive cash flow for that business segment. Further, it is management's opinion that the database content and software are not only of value to National Law Library, but to the litigation support activities of Litidex(R) as well.

The net cash flow estimates used by management assume revenue growth of National Law Library using historical growth rates for the next three years with decreasing revenue growth rates in future years. The estimates also assume continued costs to maintain and update the database content. Management believes that its current estimates are reasonable and attainable, while acknowledging that the revenues of National Law Library are subject to a high degree of volatility and are extremely difficult to accurately predict.

At this time, ITIS has been unable to secure the additional debt or equity capital that will insure its ability to continue at its current level of expansion and meet its operational forecasts. Management believes that additional funding may not be needed as a result of the proceeds of a new $1 million loan on October 24, 2001. However, if additional funding proves necessary and is not obtained, it is reasonably possible that additional impairment could result that would have a material impact on the consolidated financial statements, asset values, and ongoing operations of ITIS. Management believes that the evaluation of potential future impairment of content, goodwill, and other intangibles continues to represent an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".
Continued evaluation of impairment will be addressed at year-end and thereafter until ITIS has an established history on which to better assess anticipated cash flows.

NOTE 5-SPIN-OFF OF PLANET RESOURCES:

Under an Agreement and Plan of Distribution dated March 25, 1999 between ITIS (then Planet Resources, Inc.) and National Law Library, ITIS was obligated to distribute certain assets consisting of cash and mining rights to its original stockholders. Effective March 27, 2001, the foregoing cash and mineral rights were indirectly distributed to the original stockholders of ITIS pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, one of ITIS's wholly owned subsidiaries, was spun-off from ITIS and acquired the cash and mining rights. ITIS no longer maintains any interest in these properties.

NOTE 6-ACQUISITIONS & DISPOSITIONS:

ITIS,INC. (LITIDEX(R))

On March 23, 2000, ITIS's board of directors approved the purchase of ITIS, Inc. (Litidex(R)), a Texas corporation, subject to certain final reviews and negotiations that were concluded in April 2000. According to the terms of a Stock Exchange Agreement, effective April 30, 2000, ITIS exchanged 5,044,903 shares of its common stock, of which all were unregistered shares, for all of

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the shares of Litidex(R). In addition to the exchange of stock, ITIS assumed liabilities to Hunter M. A. Carr (ITIS's president and chairman of the board of directors) in the amount of $425,050. Mr. Carr forgave these liabilities in September 2001.

Since National Law Library's inception on November 30, 1998 until ITIS's acquisition of Litidex(R) on April 30, 2000, Litidex(R) served as one of National Law Library's primary vendors of new case law content while also providing various executive, sales, production, and administrative services. In addition, Litidex(R) is a provider of automated litigation support services. During the period from National Law Library's inception to December 31, 1999, Hunter M.A. Carr was the sole stockholder of Litidex(R). During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 92% of his stock in Litidex(R) to various individuals and entities, some of which are either directors or officers of ITIS or are entities controlled by directors of ITIS. Of the 5,044,903 shares issued to Litidex(R) stockholders, 1,721,003 shares were issued to five directors of ITIS or their beneficiaries and 332,300 shares were issued to five officers of ITIS. The results of operations of Litidex(R) have been included in ITIS's consolidated financial statements as of the acquisition date.

The acquisition has been accounted for under the purchase method of accounting. The total purchase price of $11,917,400 includes ITIS's allocation to intangible assets for this acquisition of $6.9 million to database content and software costs and $2 million to contractual agreements, based on the results of an independent appraisal.

COMPASS DATA SYSTEMS

On July 27, 2000, ITIS's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc. (Compass), a private Nevada corporation that provides electronic information publishing services in a completely searchable information database to industries and organizations. Stock purchase agreements by and between ITIS and three stockholders of Compass were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, ITIS agreed to issue an aggregate of 1,676,105 restricted, unregistered shares of ITIS's common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass. As of September 30, 2001, 1,670,378 shares had been issued to the selling shareholders. Compass had a negative net worth as of the date of acquisition and has continued to incur net operating losses. Therefore, no minority interest for the remaining 37% was recorded in the financial statements. The issuances of ITIS stock were made in reliance upon the Section 4(2) private placement exemption from registration. None of the sellers received registration rights for the ITIS shares they received in this transaction. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $2,294,425 included ITIS's allocation of $1,294,425 to database content and software costs and $1 million to a contractual agreement, based on the results of an independent appraisal.

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three shareholders, alleging that the stock the three individuals delivered was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and intends to place the shares of Compass received in the transaction in the registry of the Nevada Court and to cancel the restricted shares of ITIS that were issued to the three individuals.

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the terms of the purchase agreement dated October 2000, sixty-eight percent of Compass stock was to be delivered; the required percentage was never received. Further, it appears that the three Compass shareholders never took appropriate action with respect to the sale of their shares of Compass stock. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass employees.

As a result of the foregoing, ITIS has written off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition has been fully amortized as of the date of this report. After accrual of other expenses relating to the disposition of Compass and providing for operating losses during the phase-out period, a loss of $871,430 on disposal has been recorded as of September 30, 2001.


VENCO COMPLIANCE

On September 28, 2000, ITIS's board of directors approved the purchase of all of the stock of Venco Compliance, Inc., a private Texas corporation in the business of selling compliance and safety training information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, ITIS issued an aggregate of 100,000 unregistered shares of its common stock at closing on October 1, 2000, valued then at $90,600, to Donald E. and Cathryn V. Tull. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the shares of ITIS they received in this transaction. The results of operations of Venco Compliance and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. As discussed further in Note 12, on October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders.

NOTE 7-NOTES PAYABLE AND FINANCING AGREEMENTS:

During the year ended December 31, 2000, ITIS borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001. The borrowings through February 28, 2001 were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 (including $45,000 in advances made during October 2001) and bearing the same terms, have been issued to Mr. Carr

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. As of September 30, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,205,117 and $128,173, respectively.

In connection with the acquisition of Litidex(R), ITIS assumed liabilities to Hunter M. A. Carr in the amount of $425,050. In September 2001 Mr. Carr forgave this debt and the $425,050 was recorded as additional paid in capital.

In October 2000, ITIS executed demand notes for $400,000 and $50,000 in favor of George A. Roberts and W. Allyn Hoaglund, respectively, members of its board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

In November and December 2000 ITIS entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this source (see note 9).

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25 million worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to recent litigation in regard to the foregoing financing agreement (see note 9), it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

On December 5, 2000, ITIS executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note was a demand note to accrue interest at the rate of 5% per annum, and the principal could have been converted to common stock of ITIS. In connection with this promissory note, ITIS issued a warrant to Cootes Drive for 41,650 shares of ITIS common stock at an exercise price of $0.288 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, ITIS also entered into a side letter agreement that obligated Cootes Drive to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. This additional funding never occurred.

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others (see note 9).

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC (see note 9), it is not expected that any further funding will occur from this source.
On January 16, 2001, ITIS executed a demand promissory note in the amount of $100,000 payable to an unaffiliated third party. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On August 30, 2001, Hunter M.A. Carr (president and CEO of ITIS) assumed ownership of this note by transferring 400,000 shares of ITIS stock under his control to the unaffiliated third party.

On February 1, 2001, ITIS executed a demand note for $190,000 in favor of George
A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

 On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

On February 5, March 21, April 11, and May 16, 2001, ITIS executed demand promissory notes for $50,000, $70,000, $25,000, and $12,500, respectively, in favor of W. Paul Thayer, a member of the board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

 NOTE 8-INCOME TAXES:

ITIS has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2000, ITIS had an accumulated net operating loss ("NOL") carryforward for income tax purposes of approximately $11.2 million, resulting in a deferred tax asset of approximately $3,200,000. This carryforward begins to expire in 2018 through 2020. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit ITIS's ability to utilize this carryforward. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, ITIS may

ITIS INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since ITIS has had a net operating loss carryforward since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax asset.

NOTE 9-COMMITMENTS AND CONTINGENCIES:

LITIGATION

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS (formerly Internet Law Library) filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC filed a motion requesting leave to amend their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. The United States District Judge granted this motion, and the suit has been amended. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On June 4, 2001, Cootes Drive LLC filed a suit against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. The lawsuit asserts that actions of the directors of ITIS will dilute the potential stock ownership interest of Cootes Drive through a series of self-interested convertible loans. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. ITIS intends to vigorously defend this suit, and asserts that the directors

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


would not have had to lend money to ITIS but for the fraudulent and manipulative acts of Cootes Drive and its co-conspirators. ITIS further asserts that the price at which any such investor loans can be converted to stock is the same price at which Cootes Drive LLC converted its preferred stock. On or about June 8, 2001, Cootes Drive amended its suit, requesting that the court enjoin defendants from converting loan amounts into ITIS stock, stay discovery, rescind the loan agreements, and impose a constructive trust over the loan agreements and shares. On June 28, 2001, the Court refused to stay discovery and ordered that any discovery be coordinated with the New York action. The Court further ruled that the fundamental issues between the parties are those in the cases in United States District Court. ITIS has filed an affidavit with the court stating that any stock issued in repayment of loans made by the directors/investors would be restricted stock that would not be eligible for sale before March 8, 2002. ITIS is represented by Mr. David J. Margules of the Wilmington, Delaware firm of Bouchard, Margules & Friedlander, and Mr. Kurt Hayman of the Bayard Firm of Wilmington, Delaware represents the directors. John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent ITIS and our directors, if necessary, in all of these lawsuits as part of the 50% contingent fee basis, with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

On October 2, 2001, Dominion Digital, Inc. sued National Law Library, a wholly owned subsidiary of ITIS, in Charlottesville, Virginia. The suit alleges that National Law Library owes the plaintiff $30,719 for consulting services and expenses. Counsel in Virginia has answered for National Law Library. The suit is too recent for an evaluation of the claim by counsel. No amount has been accrued for this contingency.

NOTE 10-STOCKHOLDER'S EQUITY:

COMMON AND PREFERRED STOCK

On May 11, 2000, ITIS entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock was convertible into shares of ITIS's common stock based on a price equal to the lesser of (i) $3.2375 or
(ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. ITIS was entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there was an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by ITIS effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor was subject to mandatory redemption by ITIS upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a $25 million equity line completed on November 20, 2000, ITIS agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. The estimated fair value of these warrants totals $710,397 and has been recorded in stockholders' equity. Additionally, at May 11, 2000, ITIS

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totals $448,817 and has been recorded in stockholders' equity. On December 5, 2000 ITIS agreed to issue a five- year warrant to Cootes Drive for the purchase of 41,650 shares of its common stock at an exercise price of $.288 per share. The estimated value of this warrant totals $8,158 and has been recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. As of September 30, 2001, ITIS did not meet the funding conditions and was not able to obtain any funds under this financing arrangement.

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in the United States District Court against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, SEC violations, civil RICO, fraud, violations of Texas securities laws, and other Texas statutes and conspiracy. Due to this recent litigation it is not expected that any further funding will occur from this private capital fund, and that Cootes Drive will not honor a put even if ITIS were to meet the requirements of this financing agreement in the future. For more information on this litigation and a suit filed by Cootes Drive on February 5, 2001 against ITIS see note 9.

On March 10, 2001, in accordance with conversion terms in the February 28, 2001 demand note payable to Hunter M.A. Carr, ITIS issued 1,153,828 restricted shares of common stock priced at $.216667 per share to Mr. Carr, representing payment of $250,000 towards the note payable to Mr. Carr in the original amount of $2,060,000.

On April 6, 2001, ITIS issued 125,000 shares of common stock, valued at $23,248, as compensation to its outside directors. These awards were recorded as compensation expense in April 2001.

On April 19, 2001, ITIS issued 1,000,000 shares of common stock to Kelley V. Kirker, Director and Chief Operations Office of ITIS who purchased the shares pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan.

On May 17, 2001, ITIS issued 500,000 shares of common stock to Joanna Hoover, Chief Financial Officer of ITIS, who purchased the shares pursuant to exercising stock options issued to her under the 2001 Executive Stock Option Plan.

On July 20, 2001, ITIS issued 50,000 shares of common stock to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for ITIS, who was awarded the shares pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan.

 In September 2001, ITIS entered into an agreement with a vendor pursuant to which ITIS agreed to issue 47,139 shares of unregistered common stock, valued at $10,842, as consideration for insurance coverage. Insurance expense of $10,842 was recorded on September 5, 2001.

Pursuant to the 1999 Employee Stock Purchase Plan, 66,145 shares of ITIS common stock were issued to employees of ITIS and its subsidiaries in September 2001. The employees paid an aggregate $11,836.88 for these shares.

STOCK OPTIONS AND WARRANTS

On February 22, 2001, ITIS issued warrants to James W. Christian to purchase 300,000 shares of

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ITIS's common stock at an exercise price of $0.15 per share, at any time and from time to time from and after February 22, 2001 and through and including February 22, 2006. These warrants were issued in exchange for services provided to ITIS and have an estimated value of $46,000.

At the September 2001 annual meeting, stockholders ratified the 2001 Executive Stock Option Plan which had been approved by the board of directors in March 2001.Under the Plan, the stock option committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase up to 7 million shares of common stock of ITIS (either incentive or non-qualified stock options) to employees of ITIS or its subsidiary corporations. The stock option committee has discretion to determine the terms and conditions upon which the options may be exercised.

On April 16, 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS awarded 1,000,000 stock options to Kelley V. Kirker, Director and Chief Operations Officer of ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of exercise. Mr. Kirker exercised these options on April 18, 2001, and 1,000,000 shares of ITIS common stock were issued to Mr. Kirker on April 19, 2001. Compensation expense of $69,000 was recorded in April 2001 as a result of this award.

On April 19, 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS awarded 500,000 stock options to Joanna Hoover, Chief Financial Officer of ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of the exercise. Ms. Hoover exercised these options on May 16, 2001, and 500,000 shares of ITIS common stock were issued to Ms. Hoover on May 17, 2001. Compensation expense of $38,000 was recorded in April 2001 as a result of this award.

In July 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS issued 50,000 stock options to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for ITIS in appreciation of his service to ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of exercise. Mr. Sarlay exercised these options and 50,000 shares of ITIS common stock were issued to him on July 20, 2001. Compensation expense of $8,040 was recorded as a result of this award.

NOTE 11-CONDITIONS AFFECTING ONGOING OPERATIONS

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While we have recently obtained $1 million in new financing, revenues to be generated by the automated litigation support services of Litidex(R) will be critical in providing the necessary funds to continue company operations and to execute the business plan of ITIS. While management believes that such revenues will be adequate to fund company operations, it is possible that such revenues may not be sufficient to meet company needs. While additional automated litigation support contracts are anticipated, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (president and chairman of the board of directors of ITIS) and other directors and investors as long as funds from these sources remain

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


available. If adequate funding from the operations of Litidex(R) or other sources is not available, ITIS may not be able to stay in business.

We may in the future experience significant fluctuations in the results of our operations. Such fluctuations may result in significant volatility in the price and/or value of ITIS's common stock. Shortfalls in revenues, financing or capital may adversely and disproportionately affect the results of operations. Management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

Our internally generated cash flows from operations have historically been insufficient for our cash needs. While management projects that the internal source of liquidity will continue to improve, this objective may not be achieved in the near term, if ever.

We continue to reduce administrative costs and have implemented plans to increase the revenue of National Law Library through improved marketing and increases in prices. Litidex(R), our litigation support subsidiary, has several new litigation support contracts in negotiations. While many factors can impact future operations and the improvements that have been implemented cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary.

NOTE 12-SUBSEQUENT EVENTS:

DISPOSITION OF ASSETS

On October 31, 2001, the stock of wholly owned subsidiary Venco Compliance, Inc. was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS will receive $1,000 on December 1, 2001 and 5% or any future revenues of Venco in excess of $10,000 per month. At October 31, 2001, average monthly revenues of Venco were approximately $3,700. Including a provision for operating losses during phase-out period, a loss on disposition of approximately $75,000 will be recorded in the quarter ended December 31, 2001.

NOTES PAYABLE

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian & Smith, and the law firm of O'Quinn, Laminack & Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the condensed, consolidated financial statements of ITIS Inc., which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding ITIS's expectations for its business and its capital resources. These expectations are subject to various uncertainties and risks that may cause actual results to differ significantly from these forward-looking statements.

ITIS Inc., formerly known as Internet Law Library and Planet Resources before that, is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by ITIS or its subsidiaries. ITIS also provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R).

On October 1, 2000, ITIS acquired controlling interest in Compass Data Systems, Inc., a private Nevada corporation that provided electronic information publishing services in a completely searchable information database to industries and organizations. Under the terms of stock purchase agreements with three stockholders of Compass Data Systems, ITIS issued an aggregate of 1,676,105 restricted, unregistered shares of ITIS's common stock for approximately 63% of the total outstanding shares of Compass Data Systems.

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three shareholders, alleging that the stock the three individuals delivered was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and intends to place the shares of Compass received in the transaction in the registry of the Nevada Court and to cancel the restricted shares of ITIS that were issued to the three individuals.

Under the terms of the purchase agreement dated October 2000, sixty-eight percent of Compass stock was to be delivered; the required percentage was never received. Further, it appears that the three Compass shareholders never took appropriate action with respect to the sale. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass employees.

On October 31, 2001, the stock of Venco Compliance was sold and transferred by ITIS to Venco's former shareholders, Donald E. and Cathryn V. Tull. ITIS will receive $1,000 on December 1, 2001 and 5% or any future revenues of Venco in excess of $10,000 per month. At October 31, 2001, average monthly revenues of Venco were approximately $3,700. Including a provision for operating losses during phase-out period, a loss on disposition of approximately $75,000 will be recorded in the quarter ended December 31, 2001.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the nine and three months ended September 30, 2001 and 2000.

RESULTS OF OPERATIONS

REVENUES. Revenues increased by $2,461,193 to $3,185,425 during the nine months ended September 30, 2001, from $724,232 recorded for the nine months ended September 30, 2000. Revenues also increased by $1,363,457 for the quarter ended September 30, 2001, to $1,628,109, as compared to revenues of $264,652 for the quarter ended September 30, 2000. The revenue increase for the Internet services segment of our business for the nine months ended September 30, 2001 was approximately $291,000, of which $76,000 relates to increased revenues of GoverNet Affairs and $215,000 relates to increased revenues of National Law Library. Subsidiary Litidex(R) generated increased revenues of $2,130,400 for the nine months ended September 30, 2001 and $1,280,400 for the quarter ended September 30, 2001 as a result of four contracts to provide automated litigation support services. While additional contracts to provide these services are anticipated, this increase in revenues may not be sustained if no additional contracts are obtained. For the three months ended September 30, 2001, our Internet services segment generated increased revenues of approximately $70,000. Revenues of subsidiary Venco Compliance account for approximately $39,000 of the increase for the nine months ended September 30, 2001 and $13,000 for the quarter ended September 30, 2001.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by $281,158 to $837,815 during the nine months ended September 30, 2001, from $1,118,973 for the corresponding period ended September 30, 2000. Sales and marketing expense also decreased by $376,156 during the quarter ended September 30, 2001, to $221,067, from $597,223 for the quarter ended September 30, 2000. Venco Compliance, which was acquired in the fourth quarter of 2000, resulted in increased sales and marketing expense of $54,000 during the nine months ended September 30, 2001, and $18,000 in increased expense during the quarter ended September 30, 2001. While there was no sales expense related to the litigation support services of Litidex(R) during the quarter ended September 30, 2001, Litidex(R) accounts for $50,000 in expense for the nine months ended September 30, 2001. Sales and marketing expense related to our Internet services segment decreased $385,000 and $394,000 for the nine months and quarter ended September 30, 2001, respectively. National Law Library and GoverNet Affairs, which share a sales force, have reduced the number of sales personnel and eliminated costly non-productive advertising. Non personnel-related sales efforts for the Internet services segment are largely concentrated in placing banner ads on Internet sites, print advertising in legal publications, and participation in major legal industry meetings and conferences. Additionally, in a partnership arrangement with an agent of America On Line, National Law Library and GoverNet affairs are now featured legal research engines available in Netscape Navigator.

GENERAL AND ADMINISTRATIVE EXPENSE. During the nine months ended September 30, 2001, general and administrative expense totaled $2,401,208, resulting in a decrease of $695,978 from $3,097,186 during the corresponding period ending September 30, 2000. For the quarter ended September 30, 2001, general and administrative expense decreased $151,736, to $608,631, from $760,367 for the quarter ended September 30, 2000. The activation of the automated litigation support services of Litidex(R) resulted in increased general and administrative expense of approximately $130,000 and $60,000 for the nine months and quarter ended September 30, 2001 respectively. Subsidiary Venco Compliance accounted for $5,000 and $1,000 in expense during the nine months and quarter ended September 30, 2001 respectively. Decreases in general and administrative expense of approximately $268,000 during the nine months ended September 30, 2001 and $64,000 during the quarter ended September 30, 2001 were obtained through the elimination of non-essential overhead expenses and administrative personnel. Non-cash stock and option awards decreased approximately $563,000 during the nine months ended September 30, 2001and $149,000 during the quarter ended September 30, 2001.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense decreased by $107,493 to $257,561 for the nine months ended September 30, 2001, from $365,054 for the nine months ended September 30, 2000. Production and computer service expense also decreased by $37,450 during the quarter ended September 30, 2001, to $96,239, from $133,689 for the quarter ended September 30, 2000. Production and computer service expense relates primarily to Internet service provider co-location costs, contract programming expense, and payroll expense relating to ongoing maintenance of computer equipment and software for all subsidiaries and ongoing updates of legislative information. The decreased expense for both reporting periods results primarily from decreased use of contract programmers and implementation of a streamlined labor force.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense increased by $761,692 to $1,866,649 for the nine months ended September 30, 2001, from $1,104,957 for the nine months ended September 30, 2000. Amortization and depreciation expense also increased by $133,332 during the quarter ended September 30, 2001, to $626,940, from $493,608 for the quarter ended September 30, 2000. The increase is primarily attributable to amortization of intangible assets relating to the acquisitions of Litidex(R) and Venco Compliance.

INTEREST EXPENSE. Interest expense increased by $148,775 to $244,403 for the nine months ended September 30, 2001, from $95,628 for the nine months ended September 30, 2000. Interest expense also increased by $29,355 for the quarter ended September 30, 2001, to $86,372, from $57,377 for the quarter ended September 30, 2000. For the nine months and quarter ended September 30, 2001, interest expense includes accrued interest payable to Hunter M. A. Carr and other directors and investors in ITIS in the amount of $219,816 and $66,827 respectively. Interest is based on the terms of various interest bearing notes payable to Mr. Carr totaling $2,205,117; various promissory notes payable to directors of ITIS totaling $772,500; and two notes payable totaling $525,000 payable to unrelated third parties/investors. The balance of the interest expense relates to other notes payable.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, ITIS's cash and cash equivalents decreased in total by $135,120 from the December 31, 2000 balance of $29,867 to $12,347 in available cash and a bank overdraft in the amount of $117,600 at September 30, 2001. Cash used in operating activities was $1,413,593 while cash provided by investment activities was $70,676. During the nine months ended September 30, 2001, ITIS borrowed a total of $550,117 from Hunter M.A. Carr, its CEO, to fund working capital requirements. The borrowings through February 28, 2001were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 (including $45,000 in advances made during October 2001) and bearing the same terms, have been issued to Mr. Carr for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. As of September 30, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,205,117 and $128,173, respectively.

In November and December 2000 ITIS entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this source (see page 28).

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to the intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25,000,000 worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25,000,000 or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to recent litigation in regard to the foregoing financing agreement (see page 28), it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

On December 5, 2000, ITIS executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note was a demand note to accrue interest at the rate of 5% per annum, and the principal could have been converted to common stock of ITIS. In connection with this promissory note, ITIS issued a warrant to Cootes Drive for 41,650 shares at an exercise price of $0.288 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, ITIS also entered into a side letter agreement that obligated the same private capital fund to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. This additional funding never occurred.

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others (see page 28).

On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001.

Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC, as discussed in detail on page 28 of this Report, it is not expected that any further funding will occur from this source.

On January 16, 2001, ITIS executed a demand promissory note in the amount of $100,000 payable to an unaffiliated third party. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On August 30, 2001, Hunter M.A. Carr (president and CEO of ITIS) assumed ownership of this note by transferring 400,000 shares of ITIS stock under his control to the unaffiliated third party.

On February 1, 2001, ITIS executed a demand note for $190,000 in favor of George
A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

On February 5, March 21, April 11, and May 16, 2001 ITIS executed demand promissory notes for $50,000, $70,000, $25,000, and $12,500, respectively, in favor of W. Paul Thayer, a member of the board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation which conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian & Smith, and the law firm of O'Quinn, Laminack & Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

As of September 30, 2001, exclusive of the revenues generated by the automated litigation support services of subsidiary Litidex(R), ITIS's regular monthly cash operating expenditures exceeded monthly cash receipts by approximately $200,000. In its report on ITIS's Financial Statements for the year ended December 31, 2000, Harper & Pearson Company, ITIS's independent auditors, state that ITIS's recurring losses from operations, negative working capital and cash flows, and retained deficits derived from its continuing losses raise substantial doubt about its ability to continue as a going concern. While we have recently obtained $1 million in new financing, revenues to be generated by the automated litigation support services of Litidex(R) will be critical in providing the necessary funds to continue company operations and to execute the business plan of ITIS. While management believes that such revenues will be adequate to fund company operations, it is possible that such revenues may not be sufficient to meet company needs. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (president and chairman of the board of directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex(R) or other sources is not available, ITIS may not be able to stay in business.

We continue to reduce administrative costs and have implemented plans to increase the revenue of National Law Library through increased marketing and increases in prices. Litidex(R), our litigation support subsidiary, has several new litigation support contracts in negotiations. Management's decisions to dispose of Compass Data Systems and Venco Compliance (see Notes 6 and 12) will have an immediate positive effect on our cash flow. While many factors can impact future operations and these improvements cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITIS is exposed to interest rate risk as a result of the existing financing arrangements with various lenders as well as the risk that additional financing will be required. The interest rate that ITIS will be able to obtain on such financing will depend, among other things, on the financial and operational condition of ITIS and external market conditions at the time such financing is sought.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On January 26, 2001, in order to protect ITIS and its stockholders, ITIS (formerly Internet Law Library) filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC filed a motion requesting leave to amend their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Cootes Drive LLC and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. The United States District Judge granted this motion, and the suit has been amended. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On June 4, 2001, Cootes Drive LLC filed a suit against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. The lawsuit asserts that actions of the directors of ITIS will dilute the potential stock ownership interest of Cootes Drive through a series of self-interested convertible loans. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. ITIS intends to vigorously defend this suit, and asserts that the directors would not have had to lend money to ITIS but for the fraudulent and manipulative acts of Cootes Drive and its co-conspirators. ITIS further asserts that the price at which any such investor loans can be converted to stock is the same price at which Cootes Drive LLC converted its preferred stock. On or about June 8, 2001, Cootes Drive amended its suit, requesting that the court enjoin defendants from converting loan amounts into ITIS stock, stay discovery, rescind the loan agreements, and impose a constructive trust over the loan agreements and shares. On June 28, 2001, the Court refused to stay discovery and ordered that any discovery be coordinated with the New York action. The Court further ruled that the fundamental issues between the parties are those in the cases in United States District Court. ITIS has filed an affidavit with the court stating that any stock issued in repayment of loans made by the directors/investors would be restricted stock that would not be eligible for sale before March 8, 2002. ITIS is represented by Mr. David J. Margules of the Wilmington, Delaware firm of Bouchard, Margules & Friedlander, and Mr. Kurt Hayman of the Bayard Firm of Wilmington, Delaware represents the directors.

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent ITIS and our directors, if necessary, in all of these lawsuits on a 50% contingent fee basis with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

On October 2, 2001, Dominion Digital, Inc. sued National Law Library, a wholly owned subsidiary of ITIS, in Charlottesville, Virginia. The suit alleges that National law Library owes the plaintiff $30,719.03 for consulting services and expenses. Counsel in Virginia has answered for National Law Library. The suit is too recent for an evaluation of the claim by counsel.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2001, ITIS issued and sold unregistered shares of its common stock to the persons described below:


      1. In September 2001, we issued 47,139 shares of our common stock to a vendor as consideration for insurance coverage.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

2.1 Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit A to ITIS's Form 8-K filed on April 2,
                 1999).

2.2 First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit 2.2 to ITIS's Form 10-K filed on October 13, 1999).

2.3 Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National Law Library (incorporated by reference to Annex B to ITIS's Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934 filed on April 19, 1999).

2.4 Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and Charles E. Bowen, Jr., as Sellers, and ITIS as Buyer (incorporated by reference to Exhibit 2.1 to Internet Law's Form 8-K filed on November 30,
                 1999).

2.5 Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS as Seller, and Ronald W. Hogan, as Optionee (incorporated by reference to Exhibit 2.2 to ITIS's Form 8-K filed on November 30, 1999).

EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

2.6 Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to ITIS's Form 8-K filed on November 30, 1999).

2.7 Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS as Seller, and John R. Marsh, as Optionee (incorporated by reference to Exhibit 2.4 to ITIS's Form 8-K filed on November 30, 1999).

2.8 Contract for Sale of Stock, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and ITIS as Buyer (incorporated by reference to Exhibit 2.7 to ITIS's Form 8-K filed December 23, 1999).

2.9 Stock Exchange Agreement by and among ITIS and the Shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to ITIS's Form 10-K/A filed on May 19, 2000).

2.10 Stock Purchase Agreement by and between ITIS and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (incorporated by reference to Exhibit
                 2.10 to ITIS's Form 8-K filed with the SEC on October 16,
                 2000).

2.11 Stock Purchase Agreement by and between ITIS and John McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (incorporated by reference to Exhibit
                 2.11 to ITIS's Form 8-K filed with the SEC on October 16,
                 2000).

2.12 Stock Purchase Agreement by and between ITIS and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (incorporated by reference to Exhibit
                 2.12 to ITIS's Form 8-K filed with the SEC on October 16,
                 2000).

2.13 Stock Exchange Agreement by and among ITIS and all of the shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (incorporated by reference to Exhibit 2.13 to ITIS's Form 8-K filed with the SEC on October 16, 2000).

2.14 Amended and Restated Agreement and Plan of Distribution dated as of March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit 2.14 to ITIS's Form 10-K filed with the SEC on April 17, 2001)

3.1 Amended and Restated Certificate of Incorporation of ITIS (incorporated by reference to the Annex A of ITIS's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).

3.2 Bylaws of Internet Law, as amended (incorporated by reference to Exhibit 3.2 to Company's Form 10-K filed on October 13,
                 1999).

EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

3.3 Certificate of Designation for ITIS's 5% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 10-K/A filed on May 19, 2000).

3.4 2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to Exhibit 4.4 to ITIS's Registration Statement on Form S-8 filed on March 30, 2001).

10.1 Stock Option Agreement between ITIS and Hunter M. A. Carr (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Hunter M. A. Carr).

10.2 Stock Option Agreement between ITIS and Jack I. Tompkins (incorporated by reference to Exhibit B to Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).

10.3 Consulting Agreement between National Law Library and Castle Development, Ltd. (incorporated by reference to Exhibit 4(A) to ITIS's Registration Statement on Form S-8 filed on April 2,
                 1999).

10.4 Continuing Service Agreement between National Law Library and ITIS, effective December 1, 1998 (incorporated by reference to
                 Exhibit 10.4 to ITIS's Form 10-K filed on October 13, 1999).

10.5 Management and Financial Services Agreement between National Law Library and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to ITIS's Form 10-K filed on October 13, 1999).

10.6 Software Development and Consulting Agreement between National Law Library and ITIS dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to ITIS's Form 10-K filed on October 13, 1999).

10.7 Option Agreement to Purchase Stock, effective March 30, 1999, by and between ITIS and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to ITIS's Form 10-K filed on October 13, 1999).

10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to ITIS's Form 10-K/A filed on October 28, 1999).

10.9 Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to ITIS's Form 10-K/A filed on October 28, 1999).

10.10 New Planet Resources, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to ITIS's Form 10-K/A filed on October 28, 1999).

10.11 Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to ITIS's Form 10-K/A filed on October 28, 1999).

EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

10.12 Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to ITIS's Form 10-K/A filed on May 19, 2000).

10.13 Convertible Preferred Stock Purchase Agreement by and among ITIS and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to ITIS's Form 10-K/A filed on May 19, 2000).

10.14 Warrant to purchase 500,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.14 to ITIS's Form 10-K/A filed on May 19, 2000).

10.15 Registration Rights Agreement by and among ITIS and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to
                 Exhibit 10.15 to ITIS's Form 10-K/A filed on May 19, 2000).

EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

10.16 Warrant to purchase 200,000 shares of ITIS's common stock issued to Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to ITIS's Form 10-K/A filed on May 19, 2000)

10.17 Securities Purchase Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.16 to ITIS's Form S-1 filed on December 22, 2000)

10.18 Amended and Restated Registration Rights Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.17 to ITIS's Form S-1 filed on December 22, 2000)

10.19 Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.18 to ITIS's Form S-1 filed on December 22, 2000)

10.20 Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.19 to ITIS's Form S-1 filed on December 22, 2000)

10.21 Minimum Commitment Warrant to purchase up to 100,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.20 to ITIS's Form S-1 filed on December 22, 2000)

10.22 Vesting Warrant to purchase 1,000 shares of ITIS's common stock per $100,000 invested issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 to ITIS's Form S-1 filed on December 22, 2000)

10.23 Convertible Promissory Note made by ITIS in favor of Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000 (incorporated by reference to Exhibit 10.22 to ITIS's Form S-1 filed on December 22, 2000)

10.24 Warrant to purchase 41,650 shares of ITIS's common stock issued to Cootes Drive LLC, dated December 5, 2000 (incorporated by reference to Exhibit 10.23 to ITIS's Form S-1 filed on December 22, 2000)

10.25 Side Letter Agreement dated December 5, 2000, by and between ITIS and Cootes Drive LLC to enter into a convertible Promissory Note financing arrangement for $500,000 (incorporated by reference to Exhibit 10.24 to ITIS's Form S-1 filed on December 22, 2000)

10.26 Consulting Agreement by and between Venco Compliance, Inc. and Cathryn Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to ITIS's Form 8-K filed with the SEC on October 16, 2000).


10.27 Warrant to purchase 300,000 shares of ITIS's common stock issued to James W. Christian dated February 22, 2001 (incorporated by reference to Exhibit 10.27 to ITIS's Form 10-Q filed with the SEC on May 15, 2001).

EXHIBIT
NUMBER           DESCRIPTION
--------         -----------

16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to ITIS's Form 8-K/A filed on April 5, 2000).

16.2 Letter, dated February 21, 2001, from Arthur Andersen LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to ITIS's Form 8-K filed on February 23, 2001)



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ITIS INC.



November 19, 2001                       /s/ HUNTER M.A. CARR
                                        ----------------------
                                          Hunter M.A. Carr
                                          President and Chief Executive Officer

                                       /s/ JOANNA HOOVER
                                       -----------------------
November 19, 2001                         Joanna Hoover
                                          Principal Accounting Officer