Form 10-K
period 2001-12-31
ITIS INC
filed 2002-04-02
CIK 3959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                    FORM 10-K
(MARK ONE)

        ---------------------------------------------------------------------
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       For the Year Ended December 31, 2001
        ---------------------------------------------------------------------
                                       OR
------------------------------------------------------------------------------
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
------------------------------------------------------------------------------

                            Commission File number: 1-07149
                                 ---------------
                                     ITIS INC.
                 (Exact name of Registrant as specified in its charter)

-------------------------------------------------------------------------------
          DELAWARE                                                82-0277987
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification no.)
-------------------------------------------------------------------------------

              4301 WINDFERN ROAD, SUITE 200, HOUSTON, TEXAS, 77041
          (Address of principal executive offices including zip code)
                                 (281) 600-6000
               (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

-------------------------------------------------------------------------------
                  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE
                                                        ON WHICH REGISTERED
                       None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)
                                 ---------------
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 29, 2002 was $1,669,910 (based on the closing price of $0.08 per share on March 28, 2002 as reported on the over-the-counter Bulletin Board).

         There were 39,575,780 shares of Registrant's Common Stock were outstanding as of March 29, 2002.






                                    ITIS INC
                                    Form 10-K
                      For the Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                        PART I
       1. Business.............................................................3
       2. Properties..........................................................14
       3. Legal Proceedings...................................................15
       4. Submission of Matters to a Vote of Security Holders.................15

                                        PART II
       5. Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................15
       6. Selected Consolidated Financial Data................................16
       7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................18
       7A. Quantitative and Qualitative Disclosures about Market Risk.........25
       8. Consolidated Financial Statements and Supplementary Data............25
       9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................25

                                         PART III
      10. Directors and Executive Officers of Registrant......................26
      11. Executive Compensation..............................................28
      12. Security Ownership of Certain Beneficial Owners and Management......33
      13. Certain Relationships and Related Transactions......................33

                                         PART IV
      14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....36


                                     PART I

This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies and predictions of ITIS or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates," "estimates," "expects," "projects," "plans," "intends," "should," "could" or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of ITIS's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of ITIS's working capital and the ability of ITIS to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although ITIS believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by ITIS or any other person that the objectives and plans of ITIS will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, ITIS undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

Item 1.  Business

General

ITIS Inc., formerly known as Internet Law Library, Inc. and Planet Resources, Inc., is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by ITIS or its subsidiaries. ITIS also provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on the automated litigation support aspect of the legal services industry, with which it has had more than fifteen years experience. In cases involving large numbers of documents, attorneys need to have a system for fast data retrieval. The experienced staff of this subsidiary, along with the Litidex(R) search engine, is ideally suited for the task of compiling databases of documents that can be searched for instant information retrieval. These databases are then put on secure Websites so that they can be available to attorneys in multiple locations.

Prior to October 31, 2001, ITIS also provided training and support for compliance with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and marketed a CD-Rom product and Website that assisted in medical billing through Compass Data Systems, Inc. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders and the operations and management of Compass Data Systems were turned over to current Compass employees.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITII.OB."

Corporate History

ITIS was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, ITIS was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, the corporate name was changed to Planet Resources, Inc. Between 1992 and the reverse acquisition by National Law Library in March of 1999, ITIS had no operations; however, the Company maintained certain mining properties which were to be indirectly distributed to those stockholders who were stockholders of ITIS prior to the reverse acquisition by National Law Library. Effective March 27, 2001, the mineral rights and certain cash were indirectly distributed to the original stockholders of ITIS pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources was spun-off from ITIS and acquired the mining and other interests. ITIS no longer maintains any interest in these properties.

National Law Library, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Following its formation, National Law Library's then sole stockholder, who is the current President, Chief Executive Officer and Chairman of ITIS, contributed to National Law Library all of his rights and interests in the Litidex(R) search, retrieval and database software, and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law Library. Commercial operations began in January 1999, the same month in which National Law Library agreed in principle to be acquired by ITIS. Under the Agreement and Plan of Distribution, each share of National Law Library common stock was exchanged for one share of the unregistered common stock of ITIS. In contemplation of this transaction, ITIS's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2 million shares of ITIS's common stock being outstanding immediately prior to the merger. After giving effect to these transactions, former National Law Library stockholders owned 18 million shares of unregistered common stock of ITIS and the original stockholders of ITIS owned 2 million shares of ITIS common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to Internet Law Library, Inc. Under the terms of the agreement and plan of reorganization, the majority of the original board of directors resigned and was replaced with directors elected by the new stockholders At the annual meeting in September 2001, stockholders approved a name change from Internet Law Library to "ITIS Inc." to better describe the products of ITIS as being information technology and information services.

Recent Transactions

On March 23, 2000, ITIS's board of directors approved the purchase of ITIS, Inc. (Litidex(R)), a Texas corporation, subject to certain final reviews and negotiations that were concluded in April 2000. According to the terms of a Stock Exchange Agreement, effective April 30, 2000, ITIS exchanged 5,044,903 shares of its common stock, of which all were unregistered shares, for all of the shares of Litidex(R). In addition to the exchange of stock, ITIS assumed liabilities to Hunter M. A. Carr in the amount of $425,050. Mr. Carr forgave these liabilities in September 2001.

Since National Law Library's inception on November 30, 1998 until ITIS's acquisition of Litidex(R) on April 30, 2000, Litidex(R) served as one of National Law Library's primary vendors of new case law content while also providing various executive, sales, production, and administrative services. In addition, Litidex(R) is a provider of automated litigation support services. During the period from National Law Library's inception to December 31, 1999, Hunter M.A. Carr was the sole stockholder of ITIS. During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 92% of his stock in ITIS to various individuals and entities, some of which are directors, officers or shareholders of ITIS or are entities controlled by directors of ITIS. Of the 5,044,903 shares issued to Litidex(R) stockholders, 1,721,003 shares were issued to five directors of ITIS or their beneficiaries and 332,300 shares were issued to five officers of ITIS. The results of operations of Litidex(R) have been included in ITIS's consolidated financial statements as of the acquisition date.

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

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three Compass shareholders, alleging that the stock the three individuals delivered to ITIS was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and has placed the shares of Compass received in the transaction in the registry of the Nevada Court. Additionally, ITIS has canceled the restricted shares of ITIS that were issued to the three individuals. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass employees. As a result, ITIS wrote off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition had been fully amortized as of the date operations were returned. After accrual of other expenses relating to the disposition of Compass and providing for continued losses from this disposal, a loss of $897,418 on disposal has been recorded for the year ended December 31, 2001. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

On October 1, 2000, ITIS purchased of all of the outstanding stock of Venco Compliance, Inc., a private Texas corporation in the business of selling compliance and safety training information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, ITIS issued an aggregate of 100,000 restricted, unregistered shares of its common stock at closing on October 1, 2000, valued then at $90,600, to Donald E. and Cathryn V. Tull. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the shares of ITIS they received in this transaction. The results of operations of Venco Compliance and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS received $1,000 on December 1, 2001 and will receive 5% of any future revenues of Venco in excess of $10,000 per month. Including a provision for operating losses during phase-out period, a loss on disposition of $73,950 was recorded in the quarter ended December 31, 2001. These losses have been reported as "discontinued operations" in accordance with SFAS 144. ITIS has not received any amounts related to the agreement to receive 5% of any future revenues of Venco in excess of $10,000 per month and no receipts under this agreement are expected in the near term. During the year ended December 31, 2000, ITIS borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001. The borrowings through February 28, 2001 were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 and bearing the same terms, have been issued to Mr. Carr for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2003, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. As of December 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,150,117 and $160,196, respectively. As of December 31, 2000, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,230,050 and $129,221, respectively. While Mr. Carr has no obligation to continue funding the negative cash flow of the Company, the Company would have been unable to remain in business in 2001 and 2000 without his funding.

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

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to an intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25 million worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to recent litigation in regard to the foregoing financing agreement, it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

On December 5, 2000, ITIS executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note was a demand note to accrue interest at the rate of 5% per annum, and the principal could have been converted to common stock of ITIS. In connection with this promissory note, ITIS issued a warrant to Cootes Drive for 41,650 shares of ITIS common stock at an exercise price of $0.288 per share. A commission of $17,500 and legal fees of $30,000 related to the equity line financing arrangement were paid from the proceeds of this note. On December 5, 2000, ITIS also entered into a side letter agreement that obligated Cootes Drive to provide an additional $500,000 on January 14, 2001, in exchange for another convertible promissory note, on similar terms. This additional funding never occurred, nor is it expected to occur in the future.

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others. See Item 3, Legal Proceedings.

On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001. Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC, it is not expected that any further funding will occur from this source.

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

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On February 28, 2002, the payee exercised the option to convert the note plus accrued interest into restricted common shares of ITIS.

On February 5, March 21, April 11, and May 16, 2001, ITIS executed demand promissory notes for $50,000, $70,000, $25,000, and $12,500, respectively, in favor of W. Paul Thayer, a member of the board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 31, 2001, ITIS repaid Mr. Thayer $25,000 of principal toward these notes.

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Wukoson Smith and Jewell, and the law firm of O'Quinn, Laminack and Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

On March 1, 2002, ITIS wholly owned subsidiary National Law Library, Inc. executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing April 1, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on March 1, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R).

During the year ended December 31, 2001, ITIS's cash and cash equivalents decreased in total by $1,400 from the December 31, 2000 balance of $29,867 to $69,280 in available cash and a bank overdraft in the amount of $40,813 at December 31, 2001. Cash used in operating activities was $1,836,792, cash used in investment activities was $415,683, and cash provided by financing activities was $2,291,888. During the year ended December 31, 2000, ITIS borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001. The borrowings through February 28, 2001 were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 and bearing the same terms, have been issued to Mr. Carr for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. As of December 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,150,117 and $160,196, respectively. Since inception of the Company, we have been unsuccessful in increasing our sales sufficiently in order to become a profitable enterprise. Because of our current financial and operating condition, we may never become profitable and may not remain in business. Without the funding from Mr. Carr, the Company would not have been able to remain in business in 2001 and 2000. Mr. Carr has no obligation to continue funding the Company's negative cash flow.

As reflected in the accompanying financial statements, ITIS has incurred $18,557,247 in losses since inception, has a working capital deficit of $2,934,163 at December 31, 2001, and has used significant amounts of cash in operating the company. Accordingly, ITIS will require additional debt or equity financing to fund its operations and execute its business plan. The inability to obtain additional financing will substantially impact ITIS's ability to continue as a going concern. Because future operating revenues may not be sufficient to fund operations, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from operations or other sources is not available, ITIS will not be able to remain in business.

As shown in the accompanying consolidated financial statements, ITIS has incurred significant losses since inception, maintains a working capital deficit and has used significant amounts of cash in operating the company. Accordingly, ITIS will require additional debt or equity financing to fund its operations and execute its business plan. Management intends to seek required additional financing from debt or equity issuances from insiders and third parties. If these are not obtained the inability to obtain additional financing will substantially impact ITIS's ability to continue as a going concern. Because future operating revenues may not be sufficient to fund operations, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from operations or other sources is not available, ITIS will not be able to remain in business. In its report on ITIS's Financial Statements for the year ended December 31, 2001, Harper and Pearson Company, ITIS's independent auditors, state that ITIS's recurring losses from operations, negative working capital and cash flows, and retained deficits derived from its continuing losses, among other things, raise substantial doubt about its ability to continue as a going concern.

Products and Services

ITIS is engaged primarily in providing Internet Services through Brief Reporter, GoverNetAffairs, and National Law Library, and automated litigation support services through Litidex(R). Prior to October 1, 2001, ITIS provided compliance and safety training materials through Venco Compliance. See Note 3 of the Notes to Consolidated Financial Statements for financial information relating to ITIS's business segments.

Brief Reporter offers more than 7,000 legal briefs on its Website
(www.briefreporter.com), making it one of the largest brief banks on the Internet. Subscribers and transactional users can search among legal briefs from actual cases. The Website offers featured briefs as well as notification of new materials. Brief Reporter also earns some of its revenue from advertising.

GoverNet Affairs offers subscribers a cost-effective legislative information management service that uses the Internet to save time and money by monitoring and reporting the progress of pending legislation in all 50 states and the U.S. Congress. Using GoverNet Affairs' Website, www.govaffairs.com, subscribers may sign up for the following services:

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

The Litidex(R) search engine used by National Law Library's subscribers provides for high-speed data retrieval using Boolean, proximity and citation search criteria. National Law Library's primary products are case law and statutory law databases. National Law Library's legal information is available through its Website at www.itislaw.com and can be searched, downloaded and printed at no additional cost.

Litidex(R) and its predecessor entities have provided automated litigation support and other document handling services for more than fifteen years. During 1999 and 2000, Litidex(R) concentrated its efforts in assisting National Law Library in its content and Website development and continues today to maintain National Law Library's commercial Internet sites and databases. In 2001 Litidex(R) was hired by attorneys for complex securities litigation and other automated litigation support work. Using the Litidex(R) search engine, millions of documents are processed to create databases that are instantly searchable for data retrieval.

In addition to its existing products and services, ITIS expects to provide a number of additional services in the future, which may include the following:

o database content and similar products for additional industries and business endeavors;

o        continued fast and frequent updating of all data;

o        linking statutes to proposed and pending legislation;

o        increased linking of citations among databases;

o        linking cases and briefs;

o        citation service;

o        additional forms;

o        topical classification of legal information; and

o        other such related legal research tools as needed by customers.

Our ability to provide these additional services and expand our market depends upon a number of factors, many of which are beyond our control. These factors include the rates of and costs associated with new debt or equity financing, new customer acquisition, customer retention, capital expenditures, and other costs relating to the expansion of operations, the timing of new product and service announcements, changes in our pricing policies and those of our competitors, market acceptance of our services, changes in operating expenses, strategy and personnel, increased competition, technology changes, and general economic factors including the financial and operating condition of the Company. There can be no assurance that we will be successful in selling our services, obtaining the needed debt or equity financing, developing the new products and services, achieving profitability or positive cash flow in the future, or remaining in business.

Raw Materials

The primary raw materials for Internet Services are pending legislation, court opinions, and statutes not protected by copyright law. New content, including new or pending legislation and recently decided case law, is acquired electronically at no charge or purchased directly from the respective legislatures and courts or other third parties. National Law Library also obtains content for its databases from ITIS, which also formats and uploads the content to National Law Library's Website.

For automated litigation support clients, the raw materials are the documents produced by the law firms as well as from our own research efforts on behalf of clients.

Customers

National Law Library has historically targeted its sales to small law firms and solo practitioners who may find competitors' products too expensive. Small firms and solo practitioners typically require legal information for the states in which they practice. National Law Library intends to continue to increase the number of state law databases available through its Website, and also intends to continue to continue to market its products and services to additional small law firms and solo practitioners, as well as larger law firms and corporate legal departments. Through a presence on AOL, we intend to increase our potential customer base and even market our services to non-lawyers. However, there can be no assurance that National Law Library will be successful in these efforts, and since inception we have been unable to attract enough customers to become profitable.

The customers of GoverNet Affairs are primarily large law firms, trade associations, and corporations doing business in many states, while Brief Reporter's customers range from lawyers in sole practice to large nationally recognized law firms.

While the major clients of Litidex(R) have been and continue to be law firms, many businesses such as Boeing, Raytheon, Lone Star Steel, and even the United States Government have hired Litidex(R) for litigation support whereby millions of documents are processed to create searchable databases. In 2001, the law firm of Christian Wukoson Smith and Jewell was the major client of Litidex(R).

Business Strategy

Although there can be no assurances that we will be successful in these endeavors, our objective is to become one of the leading and most affordable providers of information technology and information services. Our strategy to accomplish this objective is to gain market share by:

o        the innovative use of the Internet and other technology;

o        offering our products and services at competitive prices;

o        the use of various media to attract and retain customers;

o enriching core legal information with Internet-focused editorial enhancements;

o        providing excellent customer service and technical support;

o        adding content databases in fields outside of the legal field;

o        increased marketing of our automated litigation support services; and

o being alert for opportunities to mesh the talents of our staff and our technology and experience with the needs of the public.

Internet and Technology

We expect to remain competitive in the market for legal research and automated litigation support services through the continued use of the Internet and other forms of technology. We believe that National Law Library, GoverNet Affairs and Brief Reporter are at the forefront in the use of technology in the legal and legislative research industry. In the case of National Law Library, this belief stems from the portability of National Law Library's products and services, and because of the speed of National Law Library's search engine, Litidex(R), that is not available to our competitors. We believe that the Litidex(R) search engine is a superior product to those used by our competitors. We also believe that our litigation support package and experience in the industry provide a superior alternative to in-house programs used by attorneys.

National Law Library and Brief Reporter strive to be at the forefront of cutting-edge technology in both hardware and software as it relates to the needs of the legal profession, and to document automation and data search and retrieval methods. Specifically , as long as we are able to continue funding these efforts, we intend to:

o keep our databases current with immediate updates to case law, statutes, and rules and regulations online;

o provide enhanced search capabilities including additional fielded and multiple database searching;

o        retain staff that are proficient and experienced legal researchers;

o        retain staff who are proficient in all phases of the Internet;

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

Our Litidex(R) subsidiary uses up-to-date technology for scanning and coding documents to databases and for retrieval by our clients. Stringent measures are in place for the security of our client's information. However, as Internet technology progresses, so does the knowledge of hackers, and we are constantly alert to potential breaches of security, with a view to prevention.

The growth of the market for Internet services is unpredictable. Our services will depend upon the continuing development and expansion of the market for Internet services. If the demand for Internet services fails to continue to grow, grows more slowly than anticipated, or becomes saturated with competitors, we will be materially adversely affected.

We are also at risk to fundamental changes in the way Internet access is delivered. As the Internet becomes accessible through other devices and services, we will have to develop new technology or modify our existing technology to accommodate these developments. There can be no assurance that we will succeed in adapting our Internet access business to alternative devices

Competitive Pricing

We expect to achieve our business strategy in part through competitive pricing. National Law Library charges its subscribers a monthly fee for its services as well as offers services on a transactional, or "per-use" basis. Upon payment of the monthly fee, subscribers receive unlimited search and retrieval services and related products. Presently, aside from promotional and introductory discounts, National Law Library's basic monthly fee is $34 for one state database and $75 for all the states and the federal databases offered by National Law Library. Monthly pricing will change as additional databases and enhanced features are included in the National Law Library's library. National Law Library has also developed transactional pricing for non-subscribers as an added revenue source.

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

The fee for the automated litigation support service of building a Litidex(R) database for a legal case is currently $760,000 per case. When additional research is performed for the attorneys involved, additional fees are charged. Similar databases built by our competitors can cost as much as $3 million.

Sales and Marketing

National Law Library intends to focus on a very broad and expansive market, including:

o        solo legal practitioners;

o        local, state and National law firms;

o        public libraries;

o        judges and court personnel;

o        legal assistants and paralegals; and

o        other companies.

In addition, in order to sell its products and services to lawyers and other market participants, National Law Library uses a marketing strategy that has several elements:

o        telemarketing directly to licensed attorneys;

o        electronic mail distributions;

o        sales through My Texas Bar and other bar association avenues;

o        Internet affiliate marketing programs;

o        direct selling via National Law Library's Website.

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

The market for the automated litigation support services provided by Litidex(R) continues to grow as more class action suits and other big document cases are filed. In particular, there is increased demand for our services in regard to stock fraud cases. We have not needed to do any outside marketing in this area.

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

GoverNet Affairs and Brief Reporter maintain a customer service and technical support staff adequate to meet current customer needs. Available during normal working hours, such service and support is generally needed only when customers undergo staff turnover and retraining is necessary.

Litidex(R) has staff on call 24 hours day, 7 days a week.

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

Competition

The competition in the legal research industry is intense. National Law Library's principal competitors have significantly greater resources than it does, and this competition among other things has adversely affect ITIS's consolidated results of operations. The market for electronic legal information is currently dominated by West Group, a division of The Thomson Corporation, a Canadian company, and LEXIS/NEXIS(R), which is owned by Reed-Elsevier, an Anglo-Dutch company. These competitors are both large, well-established companies. They offer databases that are similar to and larger than the databases that National Law Library offers. These competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. They can undertake more extensive marketing campaigns, respond more quickly to new or emerging technologies and changes in customer requirements, and devote greater resources to the development, promotion and sale of their products than we can. West and LEXIS have significant penetration in the large law firm market, a market in which ITIS intends to compete. National Law Library also competes with other companies that offer fee-based access to selected legal databases over the Internet. Several of these companies have recently been acquired by West and LEXIS. These companies may be more successful than National Law Library in capturing market share.
While many legal briefs are available from document retrieval services, we believe that Brief Reporter is without competition in providing legal briefs to attorneys and other interested parties in a searchable database format.

We believe that GoverNet Affairs has a significant technological lead over its competitors. With one known exception, GoverNet Affairs' current competitors are computer-based, not Internet-based. The increased use of the Internet is expected to cause our competitors to make an effort to switch to an Internet-based delivery model, and we cannot gauge if they will be successful in the changeover, or if they would even impact our business. Should some of these competitors become Internet-based, it is very possible, given their existing customer and revenue bases, that they could experience greater success than GoverNet Affairs in capturing market share.

The only significant competitors to the automated litigation support services of Litidex(R) are law firms that maintain their own databases and retrieval systems. However, our 15 years of experience in the business makes it possible for our prices to be more affordable to most attorneys and law firms than in-house costs.

Employees

ITIS and its subsidiaries had 62 full-time employees and 2 contract employees as of March 29, 2002. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

Item 2.  Properties

Facilities

Our primary executive offices are at 4301 Windfern Road, Houston, Texas 77041, where our monthly rent is approximately $7,600. Brief Reporter, a subsidiary of National Law Library, maintains its principal offices at 310 East Main St., Charlottesville, Virginia 22902, where its monthly rent is approximately $2,600. Management believes that our current facilities are adequate to meet our needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.
Other Property

We formerly owned subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. We have no competitive economic position in the mining industry as no mineral production has ever been realized. Further, we have not received revenue from our mineral rights for the last several years. At December 31, 1999, we recorded $10,000 as other current assets related to these mineral rights. At December 31, 2000, we were advised that these mining assets had no realizable value and accordingly we wrote off the $10,000 related to this asset. Effective March 27, 2001, the foregoing mineral rights were indirectly distributed to the original stockholders of ITIS pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, one of ITIS's wholly owned subsidiaries, was spun-off from ITIS and acquired the mining and related interests. ITIS no longer maintains any interest in these properties

Item 3.  Legal Proceedings

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

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

On June 4, 2001, Cootes Drive LLC filed a suit in Delaware against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. The suit has been dismissed by Order of the Court entered February 15, 2002.

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent ITIS and our directors, if necessary, in all of these lawsuits on a 50% contingent fee basis, with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

ITIS is also a defendant in other lawsuits related to matters normally incidental to the Company's business. No individual case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of the Company's current assets or is expected to have a material effect on the manner in which the Company conducts its business.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to ITIS's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

ITIS's common stock trades on the over-the-counter Bulletin Board under the symbol "ITII.OB" The following table shows the high and low of closing bid prices for the common stock as reported by the over-the-counter Bulletin Board. The closing bid price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Holders

At December 31, 2001, there were 1,523 holders of record of ITIS's common stock and 39,372,658 shares outstanding.

Dividends

ITIS has never declared any cash dividends on its common stock. ITIS does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the board of directors and will depend upon, among other things, ITIS's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that ITIS's board of directors deems relevant.

Sales of Unregistered Securities

During the three months ended December 31, 2001, ITIS issued unregistered shares of its common stock in the following transactions that have not been previously disclosed by ITIS:

1. In October 2001 we issued 20,000 shares of unregistered common stock valued at $5,000 to a vendor as compensation for services rendered.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and ITIS believes that the transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The recipient in such transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. The recipient had adequate access, through his relationships with ITIS, to information about ITIS.

Item 6.  Selected Consolidated Financial Data

Pursuant to a merger agreement, the stockholders of National Law Library became beneficial owners of 90% of the outstanding common stock of ITIS (formerly Internet Law Library), a majority slate of new directors were elected by the new stockholders, and the name of the company was changed from Planet Resources, Inc. to Internet Law Library, Inc. In return, the original stockholders of Planet Resources, who once owned 100% of a company with no operations and some mining assets, became 10% percent owners of ITIS, National Law Library's parent company. Because of these fundamental changes in the control and in the operations of ITIS, the selected financial data shown below and the consolidated financial statements contained in Part IV of this Form 10-K are presented as if National Law Library had acquired Planet Resources.

The historical financial data presented in the table below are derived from the Consolidated Financial Statements of ITIS. The financial results are not necessarily indicative of ITIS's future operations or financial results. The data presented below should be read in conjunction with ITIS's Consolidated Financial Statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  Year Ended            Year Ended             Six Months     Period from Inception
                                                 December 31,          December 31,        Ended December 31,   (November 30, 1998)
                                                     2001                  2000                   1999             to June 30, 1999
                                             --------------------- ---------------------- --------------------- -------------------
Consolidated Statements of Operations Data:


Revenues                                     $4,059,250            $1,038,069             $222,697               53,520
Operating Expenses:

        Selling and marketing                  (830,984)             (1,385,902)            (372,324)             (244,775)
        General and
        administrative                       (3,151,185)           (4,138,242)            (1,108,645)           (211,891)

        Production and computer service        (357,640)             (454,946)              (73,628)              (65,073)

        Amortization and depreciation        (2,479,415)           (1,913,410)            (197,037)             (142,783)

        Impairment charge                    (2,741,955)           (748,024)              -                     -
        Loss from operations of
        discontinued business segments         (916,183)             (376,579)              -                     -
        Loss on disposal of business
        segments                               (971,368)             -                      -                     -
        Interest income
        (expense)                              (398,929)             (154,957)              3,150                 (1,212)
        Gain on sale of investments and
          equipment                             409,404               -                      -                     -
                                             --------------------- ---------------------- --------------------- -------------------
Net loss                                     (7,379,005)           (8,133,991)            (1,525,787)           (612,214)

        Deemed preferred stock dividends              -                     (906,250)              -                     -
                                             --------------------- ---------------------- --------------------- -------------------
Net loss applicable to common shareholders    $                     $                      $                     $
                                             (7,379,005)           (9,040,241)            (1,525,787)           (612,214)
                                             ===================== ====================== ===================== ===================
Net loss per common share
                                             $                     $                      $                     $
                                             (0.19)                (0.31)                 (0.07)                (0.06)
                                             ===================== ====================== ===================== ===================

(1) Included in revenues for the year ended December 31, 2001 are approximately $2.2 million of uncollected revenues related to the automated litigation support services of Litidex(R). Management is currently seeking a letter of preference from the SEC regarding the proper revenue recognition procedure for these services. Depending on their response, the reporting of the automated litigation support revenue could require restatement, and it is possible that additional income may be deferred.

                                        December 31. 2001             December 31, 2000         December 31, 1999
                                        ----------------------------  ------------------------- --------------------------------

Consolidated Balance Sheet Data:

Cash (1)                                 $              6,280          $           9,867         $         78,544
Working capital (deficit) (1)                      (2,934,163)                (1,594,743)                 341,745

Total assets                                       16,087,271                  19,592,854               5,920,651

Long term notes payable                             2,150,117                   2,230,050                       -

Redeemable common stock                                     -                           -                       -

Stockholders' equity                                9,195,047                  15,441,026               5,454,130


(1)      At December 31, 2001, 2000 and 1999, cash includes $-0-, $1,761 and
         $20,235, respectively, that is to be indirectly distributed to New Planet's stockholders pursuant to a distribution agreement dated March 25, 1999. In addition, at December 31, 1999, working capital includes mining assets of $10,000 that were to be distributed under this agreement. At December 31, 2000, these mining assets were deemed worthless. At December 31, 2000 and 1999, ITIS recorded a current liability in the amount of $1,761 and $30,235, respectively, representing its total obligation under the distribution agreement. As of March 27, 2001 these mining assets and cash were indirectly distributed to the original stockholders of ITIS. ITIS no longer maintains any interest in these properties.

                               QUARTERLY FINANCIAL INFORMATION

                                                       FIRST QUARTER               SECOND QUARTER
                                                ---------------------------- ---------------------------
                                                    2001           2000          2001          2000
                                                -------------  ------------- ------------- -------------
REVENUES                                          $364,865       $208,382     $1,010,371    $251,198


OPERATING EXPENSES                              (2,069,135)    (1,985,640)   (2,233,440)   (1,715,643)
                                                -------------  ------------- ------------- -------------

LOSS BEFORE

 DISCONTINUED OPERATIONS                        $(1,704,270)    $(1,777,258)   $(1,223,069)   (1,464,445)
                                                =============  ============= ============= =============

            $
NET LOSS                                        $(1,826,857)    $(1,782,765)   $(1,041,160)   (1,497,189)

NET LOSS PER COMMON

SHARE                                            $(0.05)         $(0.07)        $(0.02)        $(0.05)

                               QUARTERLY FINANCIAL INFORMATION

                                                        THIRD QUARTER                FOURTH QUARTER
                                                 ----------------------------------------------------------
                                                     2001           2000          2001           2000
                                                 -------------- ---------------------------- --------------

REVENUES                                         $1,770,844      $264,652       $913,170        $313,837


OPERATING EXPENSES                               (1,998,948)    (1,984,887)   (3,259,656)    (2,954,354)
                                                 -------------- ---------------------------- --------------

LOSS BEFORE

 DISCONTINUED OPERATIONS                         $(228,104)      $(1,720,235)   $(2,346,486)    $(2,640,517)
                                                 ============== ============================ ==============


NET LOSS                                         $(876,796)      $(1,823,027)   $(3,634,192)    $(3,937,260)

NET LOSS PER COMMON

SHARE                                          $(0.02)         $(0.06)       $(0.10)         $(0.13)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of ITIS, which are included elsewhere in this Form 10-K. Included in this discussion are certain forward-looking statements regarding ITIS's expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ITIS and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year. Our revenues depend on our ability to attract and retain customers. Most of the customers of National Law Library have the option of discontinuing their service at the end of their monthly subscription period for any reason. Additionally, management realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) will be critical in providing some of the funds necessary to continue company operations and to remain in business. Our expense levels are based, in part, on our expectations as to future revenues. Also, ITIS expects that its operations often will require upfront expenses, but will result in trailing revenues. To the extent that revenues are below expectations, we may be unable or unwilling to reduce expenses proportionately, and operating results and cash flows are likely to be adversely affected.

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

o Accounts receivable, net of doubtful accounts, at December 31, 2001 and 2000 amount to $2,284,704 and $151,876, respectively. Of the accounts receivable at December 31, 2001, 95%, or $2,176,540, represents receivables related to the automated litigation support services of Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Although the Company expects to collect these receivables, there are no scheduled payments, and consequently a portion of the receivable has been classified as long-term. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements with the customer, which, in management's opinion, provides assurance for the ultimate collection of the fees due.

o Database content and software costs, which amount to $11,914,639 and $14,237,586 at December 31, 2001 and 2000 respectively, are a significant asset of the Company. At December 31, 2000, based on the results of a third party appraisal, ITIS recorded an impairment charge to the database content and software costs in the amount of $748,024. Due to continued poor financial condition of the Company, the inability to obtain an established source of outside financing and inability to generate positive cash flows, management has determined, based on an internally prepared estimate of the net present value of projected net cash flows period, that an additional impairment of $2,741,955 is needed to properly reflect the value of the Company's database content at December 31, 2001. This judgment was made based on various management assumptions as to the anticipated growth of revenues and maintenance of expenses related to the database and software assets and evaluation of the probabilities of potential different financial results. While it is management's judgment that the database and content assets will continue to be of significant value to the Company in the future, management believes the current impairment charge to be prudent and reasonable given the financial condition of the Company; however, there is no guarantee that material impairments will not be needed in the future.

o Under Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which was issued in June 2001, goodwill and intangible assets with indeterminate lives will no longer be amortized as expense over estimated useful lives after December 31, 2001. While management believes that the database content and software costs represents case law that can be used indefinitely, and therefore qualify as assets that will no longer be amortized, management is requesting a letter of preference from the SEC regarding its accounting policy to treat its database and content as an intangible asset that should not be subject to amortization. Additionally, the Emerging Issues Task Force (EITF) of the Financial Account Standards Board (FASB) is currently addressing how to account for the costs associated with developing and maintaining database assets. Specifically, the EITF has stated in its abstract EITF 00-20 "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information" that it will address in future meetings:

1. How to account for the costs incurred to acquire or originate such information for a collection in a database,
2. If a consensus is reached on issue 1, the nature of the costs that should be capitalized, and
3. If a consensus is reached on issue 1, how to account for subsequent costs incurred to maintain and refresh the information in the database.

         Depending upon opinions of the SEC or future issuances of accounting principles by the EITF, it is possible that the database content and software costs may continue to be amortized in 2002 or even expensed as incurred. Either outcome would have a material negative impact to the future results of operations reported by the Company.

         Revenues from the automated litigation support services of Litidex(R) are currently recognized progressively based on document production related to each litigation project. An initial amount of the revenue, representing the value of an estimated total amount of production services to be rendered, is recorded as deferred income, while the balance of the revenue is treated as earned immediately. As the case progresses, actual production is determined monthly and a corresponding amount of income is recognized. Due to the unique nature of the services rendered and the large advance payments received, management is currently requesting a letter of preference from the SEC to determine whether the Company's revenue recognition policy is appropriate for these services. Depending upon the response from the SEC, the reporting of the automated litigation support revenue could require restatement, and it is possible that additional revenues may be deferred.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the periods ended December 31, 2001, 2000 and 1999.

RESULTS OF OPERATIONS

Comparison of Results for the year ended December 31, 2001 and the year ended December 31, 2000

Revenues. Revenue increased by $3,021,181 from $1,038,069 for the year ended December 31, 2000 to $4,059,250 for the year ended December 31, 2001. The increase is primarily due to revenues produced by automated litigation support services of Litidex(R), which account for $2,691,855, while revenues of National Law Library increased by $284,342. The balance of the increased revenues primarily relates to GoverNet Affairs. While revenue growth of National Law Library declined in early and mid 2001 due to cancellations related to our price increase and commencement of free subscriptions due to a marketing partnership with the State Bar of Texas, subscription revenue stabilized in late 2001. Included in revenues for the year ended December 31, 2001 are approximately $2.2 million of uncollected revenues related to the automated litigation support services of Litidex(R). Management is currently seeking a letter of preference from the SEC regarding the proper revenue recognition procedure for these services. Depending on their response, the reporting of the automated litigation support revenue could require restatement, and it is possible that additional income may be deferred.

Sales and Marketing Expense. Sales and marketing expense decreased by $554,918 from $1,385,902 for the year ended December 31, 2000 to $830,984 for the year ended December 31, 2001. The majority of the decrease, $518,395, resulted from reductions in the inside and outside sales forces of National Law Library and GoverNet Affairs. In addition, management consolidated telemarketing efforts for all subsidiaries in our Houston, Texas corporate offices and reduced non-productive advertising expenditures. The reduction in sales force is expected to have a negative impact on future revenues.

General and Administrative Expense. General and administrative expense decreased by $987,057 from $4,138,242 for the year ended December 31, 2000 to $3,151,185 for the year ended December 31, 2001 as a result of the following.

o Payroll and related costs at the administrative and management level decreased by $165,307 from $1,694,905 for the year ended December 31, 2000 to $1,529,598 for the year ended December 31, 2001.

o Non-cash expense related to stock and option awards for the year ended December 31, 2001 amounted to $459,567, representing a decrease of $305,186 from the $764,753 reported for the year ended December 31, 2000.

o A significant administrative expense reduction was realized in professional fees, both legal and accounting, contract services, and the expense of outside consulting which in aggregate decreased by $513,090 from $1,048,899 for the year ended December 31, 2000 to $535,809 for the year ended December 31, 2001.

o Rent, utilities and related expenses increased by $100,278 from $131,947 to $232,225 primarily due to an escalating lease agreement.

o Miscellaneous other general and administrative expenses including office supplies and repairs and maintenance were reduced by $103,752 from $497,738 for the year ended December 31, 2000 to $393,986 for the year ended December 31, 2001.

Production and Computer Service Expense. Production and computer service expense decreased by $97,306 from $454,946 for the year ended December 31, 2000 to $357,640 for the year ended December 31, 2001 as a result of the following.

o Production costs were reduced by $57,938 from $88,855 for the year ended December 31, 2000 to $30,917 primarily due to the corporate office in Houston assuming various software and computer services previously provided to GoverNet Affairs by an outside vendor.

o Reductions in production labor force decreased production expenses by $52,266 from $346,423 for the year ended December 31, 2000 to $294,157 for the year ended December 31, 2001.

o Internet service provider and co-location expense increased by $12,898, from $19,668 for the year ended December 31, 2000 to $32,566 for the year ended December 31, 2001 due to the addition of faster Internet connections and a more secure server location.

Amortization and Depreciation Expense. Amortization and depreciation expense increased by $566,005 from $1,913,410 for the year ended December 31, 2000 to $2,479,415 for the year ended December 31, 2001. The increase is due to amortization of intangible assets relating to the acquisitions of GoverNet Affairs, Brief Reporter and Litidex(R), and the depreciation of fixed asset additions.

Impairment Charge. In the first quarter of 2001, ITIS, in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business, and based on the results of this evaluation, recorded a non-cash impairment charge by writing down capitalized database content and software costs by $748,024 in the fourth quarter of 2000. In the first quarter of 2002, in accordance with Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS 121, management of ITIS internally conducted a similar review. Based on the results of this evaluation, management determined that an additional impairment in the amount of $2,741,955 exists at December 31, 2001. The additional impairment charge was determined as a result of valuation estimates provided by management using net cash flow projections over the estimated useful lives of the asset. Management believes this impairment charge is appropriate because ITIS has not obtained substantial new capital or equity funding, and in consideration of significant losses by the Company, especially in the Internet Services segment.

Interest Expense. Interest expense increased by $210,365 from $193,480 for the year ended December 31, 2000 to $403,845 for the year ended December 31, 2001. The primary reason for the increased interest expense is approximately $1.3 million in new debt acquired in 2001. Interest expense in 2000 includes accrued interest payable to Mr. Carr and two directors of ITIS in the amount of $141,420 and non-cash interest expense relating to the Series A Preferred Stock conversion in the amount of $45,946. Interest expense in the year 2001 includes accrued interest payable to Mr. Carr and three directors of ITIS in the amount of $314,855, interest payable to third party lenders in the total amount of $11,383, and interest payable related to a disputed note payable to Cootes Drive LLC (see Legal proceedings, Item 3) in the amount of $25,000. The balance of interest expense in both years relates to other notes payable and late charges.

Comparison of Results for the year ended December 31, 2000 and the six months ended December 31, 1999

Discussion includes reclassification of amounts for the year ended December 31, 2000 to reflect discontinued operations.

Revenues. Revenue increased by $815,372 from $222,697 for the six months ended December 31, 1999 to $1,038,069 for the year ended December 31, 2000. As a result of the acquisitions of GoverNet Affairs and Brief Reporter during the last calendar quarter of 1999, consolidated revenues increased $114,565 from $10,478 for the six months ended December 31, 1999 to $125,043 for the year ended December 31, 2000. Our revenue increases were also due to growing subscriptions to National Law Library's expanding databases, and to subscription price increases and the addition of transactional pricing to National Law Library's product availability.

Sales and Marketing Expense. Sales and marketing expense increased $1,013,578 from $372,324 for the six months ended December 31, 1999 to $1,385,902 for the year ended December 31, 2000. The increase was primarily attributable to development of a sales and marketing program, which was implemented in April 1999 with contract telemarketing personnel. During 2000, National Law Library continued to expand its telemarketing force and also engaged a field sales force. Additional sales and marketing expense was incurred in placing banner ads on Internet sites, increased print advertising in legal publications, and participation in major legal industry meetings and conferences. Increased selling and marketing expenses due to the acquisitions of GoverNet Affairs and Brief Reporter were not a significant element of consolidated sales and marketing expense.

General and Administrative Expense. For the year ended December 31, 2000, general and administrative expenses increased by $3,029,597 from $1,108,645 for the six months ended December 31, 1999, to $4,138,242 for the year ended December 31, 2000. In connection with internal expansion and acquisitions, payroll and related costs at the administrative and management level increased by $859,535 from $267,898 for the six months ended December 31, 1999 to $1,127,433 for the year ended December 31, 2000. Included in general and administrative expense is $764,753 of non-cash expense related to stock and option awards for the year ended December 31, 2000, representing an increase of $639,496 over the $125,257 reported for the six months ended December 31, 1999. As a result of ITIS's acquisitions of GoverNet Affairs, Brief Reporter and Litidex(R), general and administrative expenses increased $603,052 from $55,015 for the six months ended December 31, 1999 to $658,067 for the year ended December 31, 2000. Additionally, due to increased consulting, auditing and legal expenses related to securities law compliance, litigation, capital raising transactions, due diligence and financial reporting obligations, professional fees increased by $421,558 from $254,827 for the six months ended December 31, 1999 to $676,385 for the year ended December 31, 2000.
 Production and Computer Service Expense. Production and computer service expense increased $381,318 from $73,628 for the six months ended December 31, 1999 to $454,946 for the year ended December 31, 2000. Ongoing updates of legislative tracking information by ITIS's subsidiary, GoverNet Affairs, account for approximately $290,000 in production and computer service expense for the year ended December 31, 2000. Other increases relate primarily to Internet service provider co-location costs, contract programming expense and ongoing maintenance of computer equipment and software for all subsidiaries.

Amortization and Depreciation Expense. Amortization and depreciation expense increased $1,716,373 from $197,037 for the six months ended December 31, 1999 to $1,913,410 for the year ended December 31, 2000. The increase is primarily attributable to amortization of intangible assets relating to the acquisitions of GoverNet Affairs, Brief Reporter and Litidex(R), while the balance of the increase relates to depreciation of fixed-asset acquisitions.

Impairment Charge. An impairment charge in the amount of $748,024 was recorded in the fourth quarter of 2000 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." ITIS, with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business, and based on the results of this evaluation, recorded a non-cash impairment charge by writing down capitalized database content and software costs by $748,024.

Interest Expense. Interest expense of $193,480 incurred for the year ended December 31, 2000 includes accrued interest payable to Mr. Carr and two directors of ITIS in the amount of $141,420 and non-cash interest expense relating to the Series A Preferred Stock conversions in the amount of $45,946. ITIS calculated the interest based on the terms of twelve unsecured promissory notes payable to Mr. Carr in the total amount of $1,805,000 and promissory notes payable to George A. Roberts and W. Allyn Hoaglund, directors of ITIS, in the total amount of $400,000 and $50,000, respectively. The balance of interest expense relates to other notes payable.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a highly significant degree on its ability to attract additional capital. ITIS's principal demands for liquidity are cash for operations and funds for investment in new database content.

During the year ended December 31, 2001, ITIS's cash and cash equivalents decreased in total by $1,400 from the December 31, 2000 balance of $29,867 to $69,280 in available cash and a $40,813 bank overdraft at one of its banks at December 31, 2001. The Company further had a working capital deficit of $2,934,163. Cash used in operating activities was $1,836,792, cash used in investment activities was $415,683 and cash provided by financing activities was $2,291,888. During the year ended December 31, 2001, ITIS borrowed a total of $595,117 from Hunter M.A. Carr, its CEO, to fund working capital requirements. The borrowings through February 28, 2001 were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 and bearing the same terms, have been issued to Mr. Carr for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. As of December 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,150,117 and $160,196, respectively.

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

In November and December 2000 ITIS entered into financing agreements with Cootes Drive LLC as described below. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this source .

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to an intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25 million worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to recent litigation in regard to the foregoing financing agreement, it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

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

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others.

On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001. Due to recent litigation in regard the financing agreements described above with Cootes Drive LLC, it is not expected that any further funding will occur from this source.

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

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to an unaffiliated third party. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On February 28, 2002, the payee exercised the option to convert the note plus accrued interest into 192,384 shares of restricted common stock of ITIS.

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

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Wukoson Smith and Jewell, and the law firm of O'Quinn, Laminack and Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, at this time ITIS does not have significant cash or other material liquid assets, or an established source of revenues, sufficient to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) will be critical in providing some of the funds necessary to continue company operations and to remain in business. While management believes that such revenues may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex(R) or other sources is not available, ITIS will be unable to remain in business.

ITIS will be required to obtain additional financing or capital to remain in business, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of March 31, 2002 sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS's current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

We may in the future experience significant fluctuations in the results of our operations. Such fluctuations may result in significant volatility in the price and/or value of ITIS's common stock. Shortfalls in revenues, financing or capital may adversely and disproportionately affect the results of operations because a high percentage of current operating expenses are relatively fixed and are primarily financed through loans and capital contributions. These funds are not guaranteed and may not continue in the future. Accordingly, management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

As of March 31, 2002, ITIS's regular monthly cash operating expenditures exceeded monthly cash receipts, not including cash receipts related to the automated litigation support services of Litidex(R), by approximately $225,000. Cash receipts related to the automated litigation support services, approximately $1.2 million for the year ended December 31, 2001, are received on an inconsistent basis and are therefore not included in the above negative cash flow calculation.

The Company has continued to obtain financing from third party sources subsequent to December 31, 2001. On March 1, 2002, ITIS wholly owned subsidiary National Law Library, Inc. executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing April 1, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on March 1, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R).

Continued development of database and content revenues and obtaining additional automated litigation support contracts through Litidex(R) are critical to the success of the Company's business plan. Continued integration of prior period acquisitions of GoverNet, Brief Reporter, and Litidex(R), as well as any potential future acquisitions, is also critical to the success of the Company's business plan. Management hopes to continue reductions in administrative costs and to increase revenues through increased marketing and the pursuit of joint marketing relationships with other entities. While many factors can impact future operations and these improvements cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

ITIS is exposed to interest rate risk because additional financing will be required. The interest rate that ITIS will be able to obtain on debt financing will depend, among other things, on the financial and operational condition of ITIS and external market conditions at the time such financing is sought.

At December 31, 2001, ITIS holds investments that include available-for-sale securities reflected at fair market value. While we have recorded unrealized gain or loss on these securities in other comprehensive income, ITIS is subject to market volatility in holding these securities in that the actual gain or loss to be realized will depend on the market value of the securities at the time of disposition.

Item 8.  Financial Statements and Supplementary Data

Included herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 28, 2000, upon the recommendation of the Audit Committee, the board of directors of ITIS voted to dismiss and replace Harper and Pearson Company as ITIS's independent accountants with Arthur Andersen LLP. ITIS's consolidated financial statements for the six months ended December 31, 1999, have been audited by Arthur Andersen LLP.

For the period from the inception of National Law Library on November 30, 1998, to June 30, 1999 ("Inception to June 30, 1999") Harper and Pearson Company's reports did not contain any adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period Inception to June 30, 1999 and the subsequent interim period ended April 5, 2000, there were no disagreements with Harper and Pearson Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Harper and Pearson Company, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of ITIS for such periods. ITIS authorized Harper and Pearson Company to respond fully to the inquiries of Arthur Andersen LLP.

On February 19, 2001, upon recommendation of the Audit Committee, the board of directors of ITIS voted to dismiss and replace Arthur Andersen LLP as ITIS's independent accountants with Harper and Pearson Company. ITIS's consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 have been audited by Harper and Pearson Company.

For the period July 1, 1999 to December 31, 1999, Arthur Andersen LLP's report did not contain any adverse opinions or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the period July 1, 1999 to December 31, 1999, and the subsequent interim period through February 19, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of ITIS for such period. ITIS authorized Arthur Andersen LLP to respond fully to the inquiries of Harper and Pearson Company.

PART III

Item 10.  Directors and Executive Officers of Registrant

There are currently eight directors on our board of directors. Our board of directors is divided into three classes with staggered three-year terms.

The following table sets forth certain information concerning our directors and executive officers who were either serving or had been chosen to serve in this capacity as of March 29, 2002:

Name                                    Age    Position with ITIS
Hunter M.A. Carr......................  54     Chairman of the Board of Directors, President and Chief Executive
                                               Officer
W. Allyn Hoaglund.....................  53     Director, Chairman of Audit Committee
Kelley V. Kirker......................  42     Director and Chief Operations Officer
George A. Roberts.....................  83     Director and member of Compensation Committee
W. Paul Thayer........................  82     Director and Chairman of Compensation Committee
David P. Harriman.....................  53     Director and President of National Law Library
K. Charles Peterson...................  58     General Counsel
Kara A. Kirker........................  39     Treasurer, and Chief Financial Officer and Treasurer of National Law
                                               Library
Joanna Hoover.........................  52     Chief Financial Officer
Carol Ann Wilson......................  60     Corporate Secretary

Hunter M.A. Carr has been our chairman of the board of directors, president and chief executive officer since March 30, 1999. Mr. Carr is the founder of National Law Library, Inc. and has served as chairman of the board and president of National Law Library since its founding in November 1998. From April 1994 until July 1999, Mr. Carr served as chairman of the board and chief executive officer of ITIS, Inc. (Litidex(R)), a Texas corporation in which he was the sole stockholder at that time. In July 1999, Mr. Carr resigned as chief executive officer of Litidex(R), and in April 2000 the Texas corporation became a wholly owned subsidiary of ITIS. Mr. Carr serves as a director of IExalt, Inc.

W. Allyn Hoaglund is an experienced trial attorney in Houston, Texas, Mr. Hoaglund concentrates his law practice on civil matters, including personal injury, malpractice, products liability, condemnation law, and major commercial litigation. He has been in solo practice since 1987, having previously been associated with both Vinson and Elkins and Helm, Pletcher and Hogan. Mr. Hoaglund holds a B.A. from Louisiana State University and a J.D. from the University of Houston Law Center and is admitted to practice before the United States Supreme Court. He is board certified in Civil Trial Law by the Texas Board of Legal Specialization. He is a member of Phi Alpha Delta and the Order of the Barons, and a Fellow of the Houston Bar Foundation.

Kelley V. Kirker served as one of our vice presidents from June 15, 1999 until July 13, 1999. Mr. Kirker has also served as a director of National Law Library since July 1, 1999. On October 1, 1999, Mr. Kirker was appointed chief executive officer of ITIS. Prior to that, since April 1994, Mr. Kirker has served as president and chief operating officer of ITIS. From 1987 until 1994, Mr. Kirker was employed by MLSI, Inc., a company engaged in litigation support service and owned by Mr. Carr. Prior to 1987, Mr. Kirker was employed for approximately five years by Texaco, Inc. in its computer information service area.

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

Dr. Roberts is a member of the National Academy of Engineering, a fellow of The American Society for Metals, The Metallurgical Society and The Society of Manufacturing Engineers. He is also a life trustee of the Carnegie-Mellon University. In 1980, he was awarded the Carnegie-Mellon University Distinguished Achievement Award. In 1984, Dr. Roberts received an award from the National Conference of Christians and Jews for distinguished service in the field of human relations, and he also received the 1984 Americanism Award from the Boy Scouts of America. Dr. Roberts is a director of Argonaut Group Inc.

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

K. Charles Peterson joined us as our general counsel in May 2000. He graduated from Harvard College, Class of 1965, with an A.B. in Mathematics. Peterson was a first lieutenant in the U.S. Army and was decorated for service in Vietnam. In 1976 he graduated summa cum laude from South Texas College of Law, where he received the Mary Moody Northen Award for Scholastic Excellence, was on Law Review, and received numerous American Jurisprudence awards. A former partner of the Reynolds, Allen and Cook Law Firm, Peterson has continued in private practice since 1976. In recent years he co-founded the Trinity Life Center, which provides services for more than 4,500 abused children each year.

Kara A. Kirker has served as our Treasurer and as National Law Library's Chief Financial Officer and Treasurer since October 1, 1999. Prior to joining us, Ms. Kirker provided services to National Law Library on a contract basis as an officer of ITIS. From January 1994 until National Law Library's inception in November 1998, Ms. Kirker served as the controller and treasurer of ITIS, in which positions she continues to serve. From 1981 to 1994, Ms. Kirker served as assistant treasurer of Stone and Webster Oil Company, Inc. in the revenue accounting area.

Joanna Hoover joined us on May 1, 2000, after having served as outside Certified Public Accountant for ITIS and its related entities since 1994. Ms. Hoover has been in the practice of public accounting since 1973 and has been a shareholder/partner in the Houston accounting firm of Nommensen, Hoover and Williams, P.C., since 1985. In addition to being a CPA, she holds licenses in the fields of insurance, securities and investments. On June 6, 2000, Ms. Hoover became our Chief Financial Officer.

Carol Ann Wilson joined us as Secretary and Vice President of Content and Secretary for National Law Library in June 1999. Since July 2000 she has served as Corporate Secretary for ITIS and worked exclusively in the ITIS's executive offices. From September 1995 to April 1999, Ms. Wilson served as the legal secretary and personal assistant to John M. O'Quinn, P.C. From 1980 to 1995, she was the legal secretary to Joe H. Reynolds. Since 1985, Ms. Wilson has been an active member and speaker in various state and national legal secretarial and paralegal organizations. She is the author of Plain Language Pleadings (Prentice Hall 1996), and has been published in national trade journals and other publications. She is active in Plain Language Association International, Legal Secretaries International, Inc., and Gulf Coast Mensa.

Family Relationships

Kara A. Kirker is a niece by marriage of Hunter M.A. Carr. Kelley V. Kirker is married to Ms. Kirker.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that ITIS's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the SEC. ITIS believes, based solely on a review of the copies of such reports furnished to ITIS during the fiscal year ended December 31, 2001, that all Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person.

Item 11.  Executive Compensation

The following table summarizes the compensation paid by ITIS directly to certain executive officers during the six months ended December 31, 1999 and the fiscal years ended December 31, 2000 and 2001. Apart from these officers, ITIS did not pay any other executive officers an annual salary and bonus exceeding $100,000 during these periods.

During the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999, ITIS did not grant any stock appreciation rights.

The following table sets forth the grants of stock options made to employees of ITIS or its subsidiaries during the year ended December 31, 2001 and for the six months ended December 31, 1999. There were no grants of stock options during the year ended December 31, 2000.

(1) Grant date value was determined using the Black-Scholes option valuation model. The following assumptions were made in using this model: Assumed expected volatility factors ranging from 58% to 92%, a 6% risk-free rate of return, a dividend yield of zero, and terms for exercising the options of between three and 10 years. The actual value, if any, a person may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

(2) Options issued to former officers of acquired companies. These individuals subsequently became officers of ITIS or one of its subsidiaries. Before the options may vest, certain future subsidiary financial results or personal performance criteria must be satisfied. The earliest date on which one -third of these options could have been exercised was August 31, 2000, and the latest date on which the last one -third of these options may be exercised is August 31, 2007. In the case of Mr. Hogan, the criteria for options scheduled to vest on August 30, 2000 and 2001 was not satisfied, and 48,750 options were cancelled in 2000 and 2001, respectively. As of March 25, 2002, 200,000 of Mr. Harriman's options were vested but have not been exercised.

The following table set forth information concerning the exercises of stock options by employees of ITIS during the year ended December 31, 2001, and the number and value of securities underlying unexercised options held on December 31, 2001, 2000 and 1999. There were no exercises of stock options during the year ended December 31, 2000 or the six months ended December 31, 1999.

                                Individual Grants
                                 ---------------------------------------------------------------------
                                 Number of      Percent of total
                                 securities     options granted
                                 underlying     to employees          Exercise or
                                 options        during the            base price       Expiration      Grant date
Name                             granted        period                ($/Sh)           date            value (1)
-------------------------------  --------------------------------------------------------------------- ---------------
For the year ended
  December 31, 2001
     Joanna Hoover                    500,000            27%           $      0.1540          4/19/04   $    38,000
     Kelley V. Kirker              1,000,000             54%           $      0.1407          4/16/04   $    69,000
For the six months ended
  December 31, 1999
     Ronald W. Hogan (2)              166,250            31%           $         3.00         8/31/02   $  295,835
     David P. Harriman (2)            300,000            55%           $         3.00         8/31/07   $  300,019

(1) Based on the difference between the option exercise prices and either sales prices for shares already sold or, for unsold shares, the closing sale price of $.10 of our common stock as reported on the over-the-counter bulletin board on December 31, 2001.

(2) Based on the difference between the option exercise prices and the closing sale prices of $.10, $.1875, and $5.00 of our common stock as reported on the over-the-counter bulletin board on December 31, 2001, 2000, and 1999, respectively, multiplied by the number of shares underlying the options.

Compensation of Directors

On March 26, 1999, we adopted the 1999 Director Option Plan pursuant to which our outside directors are granted options for the purchase of our common stock. Under the Director Option Plan, each outside director is automatically granted options to purchase 15,000 shares of common stock on the date he or she becomes a director. Thereafter, each outside director who serves for six months or longer is awarded options to purchase an additional 1,000 shares of common stock at our annual meeting of stockholders. These options have a term of ten years, and carry an exercise price of 100% of the fair market value of our common stock on the date of grant.

In April 1999, the board of directors approved a stock option grant to Mr. Jack Tompkins covering 1,000,000 shares of common stock. This option was exercisable at $3.00 per share, and could be exercised in whole or in part over a term of 10 years from date of grant. The board approved this grant as an incentive for Mr. Tompkins to serve as our first outside director. Mr. Tompkins became one of our directors on August 31, 1999, and resigned on June 9, 2000.

In December 1999, the board of directors approved outside director compensation in the form of awards of our common stock. These awards are to be for 25,000 shares of our common stock payable to each outside director at the beginning of each year of service. In March 2000 and April 2001, we issued a total of 125,000 shares of our common stock, valued at $551,200 and $23,248 respectively, to outside directors. In July 2000, we issued 50,000 shares, valued at $53,075, to two new outside directors. In addition, the board voted in January 2000 to pay each director a meeting fee of $1,000 per in-person meeting and $500 per telephone meeting. The board agreed to hold monthly telephone meetings and quarterly in-person meetings.

Compensation Committee Interlocks and Insider Participation

Messrs. Thayer and Roberts served on the Compensation Committee of the board of directors of ITIS. None of the members of the Compensation Committee were executive officers of ITIS at any time. No executive officer of ITIS served on the Compensation Committee or other body responsible for similar functions of any company one of whose executive officers served on the Compensation Committee of ITIS.

Report of the Compensation Committee on Executive Compensation

In accordance with the rules of the SEC, the following report of the Compensation Committee of ITIS shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Such information shall not be deemed to be incorporated by reference into any statements or reports filed by ITIS with the SEC that do not specifically incorporate such information by reference.

Compensation for our executive officers is administered under the direction of the Compensation Committee with all recommendations of the Compensation Committee being subject to approval by the board of directors. The Chairman of the Compensation Committee meets personally with all executive officers and their management team members each year and receives materials describing their job performance for evaluation purposes. The following is the Compensation Committee's report on compensation practices during the year ended December 31, 2001 for the executive officers of ITIS.

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

Salary adjustments are based on periodic evaluation of the performance of the Company, its subsidiaries and each officer, and added or changed responsibilities as well as market place changes are considered. Some executives perform duties for subsidiaries, and portions of their salaries are prorated. There were no salary adjustments to the executive officers' base salaries for the year ended December 31, 2001. Mr. Hunter M.A. Carr, who has served as president and chief executive officer since the commencement of the Company, received a base salary of $180,000 for the year 2001; Mr. David P. Harriman, who serves as president of National Law Library received a base salary of $120,000 for the year 2001; Ms. Joanna Hoover, who serves as Chief Financial Officer of ITIS, received a base salary of $120,000 for the year 2001; and Mr. Kelley V. Kirker, who serves as President of ITIS, Inc. (Texas), received a base salary of $120,000 for the year 2001. All other executive officers received salaries of less than $100,000 for the year.

         Executive Incentives. The Compensation Committee has recommended an executive incentive stock option plan, which has been approved by the board of directors for the year ended December 31, 2001. In April 2001 and May 2001, respectively, stock option awards were granted to Kelley V. Kirker in the amount of 1,000,000 options and to Joanna Hoover in the amount of 500,000 options. To date, there has been no other performance-based or other bonus plan put into place for ITIS's executives.

         Other Compensation. Other compensation paid to executive officers includes partial payment of insurance premiums on medical, dental, life, and long-tem disability plans.

The board of directors of ITIS did not modify or reject any recommendations of the Compensation Committee during the year ended December 31, 2001.

Respectfully submitted,

The Compensation Committee
George A. Roberts
W. Paul Thayer


Stock Performance Graph

SEC rules require presentation of a performance graph comparing the performance of our common stock against a broad equity market index and against either a published industry or line-of-business index or group of peer issuers through the end of our latest fiscal year. We chose the NASDAQ Composite Index (COMPX) as the relevant broad equity market index and GSTI Internet Index (GIN) as the relevant line-of-business index.

ITII vs NASDAQ Composite Index (COMPX)

[GRAPHIC OMITTED]


ITII vs GSTI Internet Index (GIN)
[GRAPHIC OMITTED]

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 29, 2002, regarding the beneficial ownership of our common stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of common stock,
(ii) by each director, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

The mailing address for each person identified below is c/o IT IS Inc., 4301 Windfern Road, Suite 200, Houston, Texas, 77041.

(1) Percentage of beneficial ownership is based on 39,575,780 shares of common stock outstanding as of March 29, 2002. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of March 29, 2002, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Includes options to purchase 1,250,000 common shares that are currently exercisable.

(3) Includes 350,000 shares held by Mr. Kirker's spouse, as to which Mr. Kirker disclaims beneficial ownership.

(4) Includes options to purchase 200,000 common shares that are currently exercisable.

(5) Includes options to purchase 100,000 common shares that are currently exercisable.

Item 13.  Certain Relationships and Related Transactions

Mr. Carr, our chairman of the board of directors, chief executive officer and president, was also the sole stockholder of ITIS, Inc. (Litidex(R)) during the period from National Law Library's inception on November 30, 1998, to December 31, 1999. During the three months ended March 31, 2000, Mr. Carr sold approximately 92% of his stock in Litidex(R) to various individuals and entities, some of which are either directors or officers of ITIS or are entities controlled by directors of ITIS. Under a stock exchange agreement dated April 30, 2000, we exchanged 5,044,903 shares of our common stock for all of the outstanding common stock of Litidex(R). The closing price of our common stock at April 28, 2000 was $4.125 per share. Of the 5,044,903 shares so issued, 1,721,003 shares were issued to five of our directors or their beneficiaries and 332,300 shares were issued to five of our officers as shown below:


Name of Director/Officer                                         Position                      Number of
                                                                                               Shares
Hunter M.A. Carr..............................................   Director and officer              196,003
W. Paul Thayer (Thayer Investment Co.)........................   Director                          750,000
Kelley V. Kirker..............................................   Director and officer              500,000
Eugene A. Cernan (1)..........................................   Director                           25,000
George A. Roberts.............................................   Director                          250,000
Edward P. Stevens (1).........................................   Officer                           150,000
Donald H. Kellam (1)..........................................   Officer                           150,000
David P. Harriman.............................................   Officer                            25,000
Robert Sarlay (1).............................................   Officer                             3,300
K. Charles Peterson...........................................   Officer                             4,000
                                                                                               ------------
      Total...................................................                                   2,053,303
                                                                                                 =========

(1) At March 29, 2002, these parties are no longer officers or directors of ITIS Inc.

Prior to its acquisition by ITIS, Litidex(R) provided National Law Library with various executive, sales and marketing, and administrative services since National Law Library's inception on November 30, 1998. In addition, Litidex(R) was and continues to be a primary provider of case law content to National Law Library. Set forth below is a summary of the agreements between National Law Library and ITIS.

In December 1998, National Law Library and Litidex(R) entered into a continuing service agreement under which Litidex(R) provided database content to National Law Library. Under the terms of this agreement, Litidex(R) provided National Law Library with data files containing case law and statutes that are in the public domain together with coding and proprietary editing services covering these data files. National Law Library was charged $.65 per 1,000 characters for those data files that satisfy certain prescribed quality control requirements. Under the agreement, National Law Library was obligated for a three-year period to provide Litidex(R) with minimum orders for data files containing an aggregate of 750 million characters per month. However, pricing under this agreement was to reflect market prices for comparable work, and National Law Library had the option to select another vendor should the pricing of Litidex(R) not be competitive.

Despite the contract rate of $0.65 per 1,000 characters, during the six months ended December 31, 1999, National Law Library revised its method of accounting for its purchases of content from Litidex(R) due to the common control exercised over both entities by Mr. Carr and due to the increasing materiality of the transactions. During this period, approximately 10,332,200,000 bytes of case law content was delivered by Litidex(R) to National Law Library at a contract value of $6,722,000. National Law Library, however, recorded this content at the estimated cost to Litidex(R) of $987,594. In addition, ITIS has restated its case law content purchased from Litidex(R) during the period from National Law Library's inception on November 30, 1998, to June 30, 1999. As a result of this revaluation, at June 30, 1999, case law content was revised from approximately $1,787,000 to approximately $1,197,000, and the related payable to affiliated company of $115,700 was revised to reflect a receivable from affiliated company of approximately $474,300.

Effective beginning in March 1999, National Law Library and Litidex(R) operated under a management agreement. Under this agreement, Litidex(R) provided accounting, staffing, and procurement services and office space to National Law Library. Accounting services were charged at the rate of $85 per hour, staffing services were charged at 125% of cost, office supplies, equipment, and telephone services were charged at 120% of cost, and office space rental was based on 115% of cost. In addition, Litidex(R) was entitled to charge a $3,600 monthly management fee under the agreement. During the six months ended December 31, 1999, and the period from inception of National Law Library on November 30, 1998, National Law Library incurred charges totaling approximately $342,800 and $298,800, respectively, and, at December 31, 1999 and June 30, 1999, National Law Library owed Litidex(R) approximately $32,400 and $97,800, respectively, under this agreement.

Effective in December 1998, National Law Library entered into an agreement with Litidex(R) to receive software development and consulting services for its database and retrieval. During the six months ended December 31, 1999, National Law Library incurred charges totaling approximately $34,600 and, at December 31, 1999, National Law Library owed Litidex(R) approximately $3,800 under this agreement.

During the year ended December 31, 2000, ITIS borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001. The borrowings through February 28, 2001 were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 and bearing the same terms, have been issued to Mr. Carr for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Without these borrowings, of which there are no assurances of continuation, the Company would not have remained in business. As of December 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,150,117 and $160,196, respectively.

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

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Wukoson Smith and Jewell, and the law firm of O'Quinn, Laminack and Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

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

Exhibit      Description
Number

2.1          Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law Library and the stockholders of National Law Library  (incorporated by reference to Exhibit A to ITIS's Form 8-K filed on April 2, 1999).
2.2          First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet
             Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to
             Exhibit 2.2 to ITIS's Form 10-K filed on October 13, 1999).
2.3          Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National
             Law Library (incorporated by reference to Annex B to ITIS's
             Information Statement Pursuant to Section 14(c) of the Securities
             Exchange Act of 1934 filed on April 19, 1999).
2.4          Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and
             Charles E. Bowen, Jr., as Sellers, and ITIS, as Buyer (incorporated by reference to Exhibit 2.1 to ITIS's
             Form 8-K filed on November 30, 1999).
2.5          Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and Ronald W. Hogan, as Optionee
             (incorporated by reference to Exhibit 2.2 to ITIS's Form 8-K filed on November 30, 1999).
2.6          Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and Charles E.
             Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to ITIS's Form 8-K filed on November 30,
             1999).
2.7          Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and John R. Marsh, as Optionee
             (incorporated by reference to Exhibit 2.4 to ITIS's Form 8-K filed on November 30, 1999).
2.8          Contract of Sale, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene
             Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and ITIS, as Buyer (incorporated by reference to
             Exhibit 2.7 to ITIS's Form 8-K filed December 23, 1999).
2.9          Stock Exchange Agreement by and among ITIS and the shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to ITIS's
             Form 10-K/A filed on May 24, 2000).
2.10         Stock Purchase Agreement by and between ITIS and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective
             October 1, 2000 (Incorporated by reference to Exhibit 2.10 to the
             Registrant's Form 8-K filed with the SEC on October 16, 2000).
2.11         Stock Purchase Agreement by and between ITIS and John McHugh, dated
             July 27, 2000, as amended by that amendment dated effective October
             1, 2000 (Incorporated by reference to Exhibit 2.11 to the
             Registrant's Form 8-K filed with the SEC on October 16, 2000).
2.12         Stock Purchase Agreement by and between ITIS and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective
             October 1, 2000 (Incorporated by reference to Exhibit 2.12 to the
             Registrant's Form 8-K filed with the SEC on October 16, 2000).
2.13         Stock Exchange Agreement by and among ITIS and all of the
             shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (Incorporated by reference to Exhibit
             2.13 to the Registrant's Form 8-K filed with the SEC on October 16,
             2000).
2.14         Amended and Restated Agreement and Plan of Distribution dated as of
             March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library.
3.1          Amended and Restated Certificate of Incorporation of ITIS (incorporated by reference to the Annex A of
             ITIS's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).
3.2          Bylaws of ITIS, as amended (incorporated by reference to Exhibit 3.2 to ITIS's Form 10-K filed on
             October 13, 1999).
3.3          Certificate of Designation for ITIS's 5% Series A Convertible Preferred Stock (incorporated by reference to
             Exhibit 3.3 to ITIS's Form 10-K/A filed on May 24, 2000).
3.4          2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to Exhibit 4.4 to ITIS's Registration Statement on Form S-8 filed on March 30, 2001).
10.1         Stock Option Agreement between ITIS and Hunter M.A. Carr (incorporated by reference to Exhibit D to
             Schedule 13D filed on October 12, 1999, by Hunter M.A. Carr).
10.2         Stock Option Agreement between ITIS and Jack I. Tompkins (incorporated by reference to Exhibit D to
             Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).
10.3         Consulting Agreement between National Law Library and Castle Development, Ltd.  (incorporated by reference to Exhibit 4(A) to ITIS's Registration Statement on Form S-8 filed on April 2, 1999).
10.4         Continuing Service Agreement between National Law Library and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit
             10.4 to Internet Law's Form 10-K filed on October 13, 1999).
10.5         Management and Financial Services Agreement between National Law
             Library and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to ITIS's Form 10-K filed on October 13,
             1999).
10.6         Software Development and Consulting Agreement between National Law
             Library and ITIS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to ITIS's Form 10-K filed on October 13, 1999).
10.7         Option Agreement to Purchase Stock, effective March 30, 1999, by and between ITIS and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to ITIS's Form 10-K filed on October 13, 1999).
10.8         Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to ITIS's Form 10-K/A filed on October 28, 1999).
10.9         Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to ITIS's
             Form 10-K/A filed on October 28, 1999).
10.10        New Planet Resources, Inc.  Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to ITIS's
             Form 10-K/A filed on October 28, 1999).
10.11        Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to ITIS's Form 10-K/A filed on October 28, 1999).
10.12        Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to ITIS's Form 10-K/A filed on May 24,
             2000).
10.13        Convertible Preferred Stock Purchase Agreement by and among ITIS and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to ITIS's Form 10-K/A filed on May 24, 2000).
10.14        Registration Rights Agreement by and among ITIS and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.15 to ITIS's Form 10-K/A filed on May 24, 2000).
10.15        Warrant to purchase 200,000 shares of ITIS's common stock issued to
             Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to ITIS's Form 10-K/A filed on May 24,
             2000).
10.16        Securities Purchase Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000.
10.17        Amended and Restated Registration Rights Agreement by and between ITIS and Cootes Drive LLC, dated November
             20, 2000.
10.18        Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated May 11, 2000.
10.19        Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20,
             2000.
10.20        Minimum Commitment Warrant to purchase up to 100,000 shares of ITIS's common stock issued to Cootes Drive
             LLC, dated November 20, 2000.
10.21        Vesting Warrant to purchase 1,000 shares of ITIS's common stock per $100,000 invested issued to Cootes
             Drive LLC, dated November 20, 2000.
10.22        Convertible Promissory Note made by ITIS in favor of Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000.
10.23        Warrant to purchase 41,650 shares of ITIS's common stock issued to Cootes Drive, LLC, dated December 5,
             2000.
10.24        Side Letter Agreement dated December 5, 2000, by and between ITIS and Cootes Drive LLC to enter into a convertible Promissory Note financing arrangement for $500,000.
10.25        Consulting Agreement by and between Venco Compliance, Inc. and
             Cathryn Tull d/b/a First Choice Consulting, dated October 1, 2000
             (incorporated by reference to Exhibit 10.17 to the Registrant's
             Form 8-K filed with the SEC on October 16, 2000).
10.26        Consulting Agreement by and between Venco Compliance, Inc. and
             Cathryn Tull d/b/a First Choice Consulting, dated October 1, 2000
             (incorporated by reference to Exhibit 10.17 to ITIS's Form 8-K filed with the SEC on October 16, 2000).
10.27        Warrant to purchase 300,000 shares of ITIS's common stock issued to
             James W. Christian dated February 22, 2001 (incorporated by reference to Exhibit 10.27 to ITIS's Form 10-Q filed with the SEC on May 15, 2001).
16.1         Letter, dated April 5, 2000, from Harper and Pearson Company to the
             Securities and Exchange Commission (incorporated by reference to
             Exhibit 16.1 to ITIS's Form 8-K/A filed on April 5, 2000).
16.2         Letter, dated February 21, 2001 from Arthur Andersen LLP to the
             Securities and Exchange Commission (incorporated by reference to
             Exhibit 16.2 to ITIS's Form 8-K filed on February 23, 2001)
21*          Subsidiaries of ITIS.
24*          Power of Attorney (included on signature page)
*Filed herewith

(b)      Reports on Form 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

(1) Form 8-K filed on November 1, 2001, reporting under Item 5, shareholder approval of the corporate name change from Internet Law Library, Inc. to ITIS Inc.

(2) Form 8-K, filed on November 14, 2001, reporting under Item 2, the disposition of Venco Compliance, Inc. and Compass Data
         Systems, Inc. as of October 31, 2001.



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ITIS Inc.

                            By: /s/ Hunter M.A. Carr
                                Hunter M.A. Carr

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


/s/ Hunter M.A. Carr             Chairman of the Board, President and Chief Executive               April 1, 2002
------------------------------
Hunter M.A. Carr                 Officer (Principal Executive Officer)

 /s/ Kelley V. Kirker            Director, President of ITIS, Inc. (Texas)                          April 1, 2002
------------------------------
Kelley V. Kirker

 /s/ George A. Roberts           Director                                                           April 1, 2002
------------------------------
George A. Roberts

 /s/ W. Paul Thayer              Director                                                           April 1, 2002
------------------------------
W. Paul Thayer

 /s/ David P. Harriman           Director, President of National Law Library                        April 1, 2002
------------------------------
David P. Harriman

 /s/ W. Allyn Hoaglund           Director                                                           April 1, 2002
------------------------------
W. Allyn Hoaglund

 /s/ Joanna Hoover               Chief Financial Officer (Principal Financial and                   April 1, 2002
------------------------------
Joanna Hoover                    Accounting Officer)







REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND

FINANCIAL STATEMENTS



Reports of Independent Public Accountants..............................F-1 - F-3
Consolidated Balance Sheets as of December 31, 2001 and
  December 31, 2000..................................................F-4 and F-5
Consolidated Statements of Operations for the years ended December 31, 2001 and December 31, 2000 and for the six months ended
   December 31, 1999.........................................................F-6
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2001 and December 31, 2000 and for the six months ended
  December 31, 1999..........................................................F-7
Consolidated Statements of Cash Flow for the years ended December 31, 2001 and December 31, 2000 and for the six months ended
  December 31, 1999..................................................F-8 and F-9
Notes to Consolidated Financial Statements..................................F-10


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of ITIS Inc.:

      We have audited the accompanying consolidated balance sheets of ITIS Inc. (formerly Internet Law Library, Inc.) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the six months ended December 31, 1999, were audited by other auditors, whose report thereon dated May 11, 2000, expressed an unqualified opinion on those statements.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITIS Inc. and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended. in conformity with generally accepted accounting principles in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements and more fully discussed in Note 14 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and cash flows, and retained deficits raise substantial doubt about its ability to continue as a going concern. Because the Company does not have significant cash or other material liquid assets, nor an established source of revenues sufficient to cover its operating expenses, the Company will be required to obtain substantial additional financing and capital or to dramatically reduce operating expenses in order to continue as a going concern. As of March 29, 2002, the date of this report, the Company's sources of an adequate supply of financing or capital are severely limited. In order to remain in business during the years 2001 and 2000, and the first quarter of 2002, the Company received substantial debt and equity financing from the Company's Chairman of the Board and other shareholders and directors. If additional equity or debt financings are not timely consummated, projected revenues do not meet management's expectations, or costs are not reduced and instead exceed projections, the Company may be able to remain in business. Management's plans in regards to these matters are also discussed in Note 14. If the Company is unable to remain in business and continue as a going concern, assets as now reflected on the accompanying consolidated balance sheet, will be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its credit obligations as they become due. While impairment charges of $2,741,955 and $748,024 to the Company's database, content and software have been recognized at December 31, 2001 and 2000, the consolidated financial statements do not include any future adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to remain in business.

      As more fully discussed in Note 4 to the consolidated financial statements, the Company incurred impairment charges of $2,741,955 and $748,024 during 2001 and 2000 to capitalized database content and software costs based on estimates of future cash flows and other considerations. As a result of the issuance of Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets", issued during 2001 and effective for the Company on January 1, 2002, the Company plans to seek a "preference letter" from the United States Securities and Exchange Commission (the Commission) during the second quarter of 2002, with respect to their accounting for these assets. See Note 2 to the consolidated financial statements for more information on this matter. At this time, it is not possible to determine what, if any, response the Commission may have to this accounting matter.

      During 2001, the Company recognized revenues amounting to $2,691,855 related to its automated litigation support services. See Notes 2 and 3 to the consolidated financial statements for more information on this matter. Due to the unique nature of the services provided by the Company's subsidiary, Litidex, the Company plans to seek a "preference letter" from the United States Securities and Exchange Commission (the Commission) during the second quarter of 2002 to determine whether their revenue recognition policy is appropriate for these services. Depending upon the response of the United States Securities and Exchange Commission, the reporting of these revenues may require restatement, which may result in additional revenues being deferred and recognized in future periods. At this time, it is not possible to determine what, if any, response the Commission may have to this accounting matter. At December 31, 2001, $2,103,598 of these revenues are uncollected and due from a single law firm located in Houston, Texas. Management believes that these uncollateralized receivables are fully collectible.

      As more fully discussed in Note 8 to the consolidated financial statements, the Company has entered into material financing agreements with the Company's Chairman of the Board and other directors of the Company.

      As more fully discussed in Notes 9 and 11 to the consolidated financial statements, the Company is involved in substantial litigation as both plaintiff and defendant.



/s/ Harper and Pearson Company


Houston, Texas
March 29, 2002


THE FOLLOWING IS A COPY OF A PREVIOUS REPORT OF ARTHUR ANDERSEN LLP AS ORIGINALLY ISSUED ON MAY 11, 2000. THIS REPORT HAS NOT BEEN REISSUED SINCE THAT DATE.



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


/s/ Arthur Andersen LLP

Houston, Texas
May 11, 2000



ITIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       December 31,            December 31,
                                                                           2001                    2000
                                                                  -----------------------   --------------------

                               ASSETS

Current assets:

 Cash and cash equivalents                                                 $      69,280          $      29,867
 Accounts receivable, net of allowance for doubtful accounts of $34,127 and $-0- respectively
                                                                               1,524,704                151,876

 Investments available for sale, at fair market value                            199,250                      -
  Other current assets
                                                                                 14,710                 57,103

 Current assets of entity to be disposed of                                           -                 88,189
                                                                  -----------------------   --------------------


  Total current assets                                                        1,807,944                327,035
                                                                  -----------------------   --------------------

Long term assets:

 Accounts receivable                                                             760,000                      -

 Deposit                                                                         150,000                      -
                                                                  -----------------------   --------------------


  Total long term assets                                                         910,000                      -
                                                                  -----------------------   --------------------

Fixed assets and intangibles, net of amortization and depreciation

 Database content and software costs                                          11,914,639             14,237,586
 Furniture and equipment                                                         327,272                424,731
 Intangible assets                                                             1,127,416              2,475,268
 Net fixed assets and intangibles of entity to be disposed of                          -              2,128,234
                                                                  -----------------------   --------------------
  Total fixed assets and intangibles, net
                                                                              13,369,327             19,265,819
                                                                  -----------------------   --------------------

  Total assets                                                           $    16,087,271         $   19,592,854
                                                                  =======================   ====================

The accompanying notes are an integral part of these consolidated financial statements.






ITIS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               December 31,           December 31,
                                                                   2001                   2000
                                                           ---------------------- ---------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Bank overdraft                                                    $      40,813            $        -
 Notes payable-other                                                   1,922,934               510,048
 Disputed note payable to Cootes Drive LLC                               500,000               500,000
 Accounts payable                                                        544,010               369,647
 Accounts payable-related parties                                         83,125
 Accrued interest                                                        342,658               141,420
 Accrued liabilities                                                     454,827               155,110
 Deferred revenue                                                        853,740               105,684
 Assets distributable to stockholders                                          -                 1,761
 Current liabilities of entity to be disposed of                               -               138,108
                                                          ---------------------- ---------------------
  Total current liabilities
                                                                       4,742,107             1,921,778
Long term notes payable from Chairman
                                                                       2,150,117             2,230,050
                                                           ---------------------- ---------------------
Total liabilities
                                                                       6,892,224             4,151,828
                                                           ---------------------- ---------------------

Commitments and contingencies

Stockholders' equity:
 Series A Convertible Preferred stock, par value $.001; 50,000,000 shares authorized; 161.08 shares issued and
  outstanding, respectively                                            2,027,526             2,027,526
 Common stock, par value $.001, 100,000,000 shares
  authorized;  39,383,396 and 35,421,284 shares issued,
  respectively; and 37,702,280 and 35,410,546 shares
  outstanding, respectively                                               39,383                35,422
 Warrants                                                              1,213,372             1,167,372
 Additional paid in capital                                           24,801,383            23,447,757
 Deferred compensation                                                         -              (15,625)
 Accumulated deficit                                                (18,557,247)          (11,178,242)
 Treasury stock, at cost, 1,681,116 shares
  and 10,738 shares, respectively                                      (284,554)              (43,184)
 Accumulated other comprehensive income,
  unrealized gain on investments                                           1,083                     -
 Less notes receivable issued for purchase of
  common stock                                                          (45,899)                     -
                                                           ---------------------- ---------------------
  Total stockholders' equity
                                                                       9,195,047            15,441,026
                                                           ---------------------- ---------------------

  Total liabilities and stockholders' equity                     $    16,087,271        $   19,592,854
                                                           ====================== =====================

The accompanying notes are an integral part of these consolidated financial statements.



ITIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                   For the six months
                                                     For theYear ended       For theYear ended     ended December 31,
                                                     December 31, 2001      December 31, 2000             1999
                                                   ---------------------- ------------------------ ---------------------

 REVENUE, NET OF DEFERRED INCOME                         $     4,059,250         $     1,038,069         $      222,697
                                                   ---------------------- ----------------------------------------------
 OPERATING EXPENSES:
   Selling and marketing                                         830,984               1,385,902                372,324
  General and administrative                                   3,151,185               4,138,242              1,108,645
  Production and computer service                                357,640                 454,946                 73,628
  Amortization and depreciation                                2,479,415               1,913,410                197,037
  Impairment charge                                            2,741,955                 748,024                      -
                                                   ---------------------- ----------------------------------------------
  Total operating expenses                                     9,561,179               8,640,524              1,751,634
                                                   ---------------------- ----------------------------------------------
 LOSS FROM CONTINUING

  OPERATIONS                                                 (5,501,929)             (7,602,455)            (1,528,937)

 DISCONTINUED OPERATIONS:
  Loss from operations of
  discontinued business segments                               (916,183)               (376,579)                      -
  Loss on disposal of business segments,
  including provision for operating
  losses during phase-out period                               (971,368)                       -                      -

 INTEREST (EXPENSE) INCOME, net                                (398,929)               (154,957)                  3,150
 GAIN ON SALE OF INVESTMENTS

  AND EQUIPMENT                                                  409,404                       -                      -
                                                   ---------------------- ----------------------------------------------
 NET LOSS
                                                             (7,379,005)             (8,133,991)            (1,525,787)

 DEEMED PREFERRED STOCK DIVIDENDS                                   -               (906,250)                      -
                                                   ---------------------- ----------------------------------------------

 NET LOSS APPLICABLE TO COMMON

  SHAREHOLDERS                                               (7,379,005)             (9,040,241)            (1,525,787)

 OTHER COMPREHENSIVE INCOME
  Unrealized gain on investments
  available for sale                                             1,083                       -                      -
                                                   ---------------------- ----------------------------------------------
 NET AND COMPREHENSIVE LOSS
  APPLICABLE TO COMMON
  SHAREHOLDERS                                          $    (7,377,922)       $     (9,040,241)      $     (1,525,787)
                                                   ====================== ==============================================

 LOSS PER COMMON SHARE                                    $       (0.19)         $        (0.31)        $        (0.07)
                                                   ====================== ==============================================

 LOSS PER COMMON SHARE AS A RESULT
  OF DISCONTINUED OPERATIONS                              $       (0.05)         $        (0.01)            $         -
                                                   ====================== ==============================================

 WEIGHTED AVERAGE SHARES USED IN
  COMPUTING LOSS PER
  COMMON SHARE                                               37,846,478              29,436,122             22,840,676
                                                   ====================== ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

ITIS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the year ended December 31, 2001, the year ended December 31, 2000, and the six months ended December 31, 1999

                                                                                                             Comp.
                                                                     Add'l                       Rec'vble   Unreal.
                                            #ComStk     Com           PdIn   Def'rd Rt'd  Treas.    from    Gain on
                                   Pref.Stk ShsIssd     Stk     War.  Cap.   Comp.  Def     Stk      S/h    Invest.       TOTAL
                                   ------------------------------------------------------------------------------------------------



Balance, June 30, 1999                  -    21,132,288  21,133   -  2,775,072  -  (612,214) (43,184)   -      -       2,140,807
                                       -------------------------------------------------------------------------------------------


Exercise of common stock options        -       600,000     600   -    179,400  -         -        -    -      -         180,000

Issuance of common stock for cash       -     2,207,526   2,207   -  2,243,468  -         -        -    -      -       2,245,675

Issuance of common stock for services   -        51,500      51   -    215,706  -         -        -    -      -         215,757
Issuance of variable common stock
options                                 -             -       -   -    375,000 (375,000)  -        -    -      -                -

Amortization of deferred compensation   -             -       -   -       -      10,400   -        -    -      -           10,400
Issuance of common stock for
acquisitions
net of redeemable common stock          -        929,677    930   -   2,174,070       -   -        -    -      -         2,175,000
Change in assets distributable to
stockholders                            -              -      -   -      12,278       -   -        -    -      -            12,278

Net Loss                                -              -      -   -           -       - (1,525,787)-    -      -        (1,525,787)
                                       --------------------------------------------------------------------------------------------



Balance December 31, 1999               -     24,920,991 24,921   -    7,974,994(364,600)(2,138,001)(43,184) -  -        5,454,130
                                       --------------------------------------------------------------------------------------------

Issuance of common stock shares
 for 1999 compensation                  -        33,042     33    -         (33)    -     -        -    -       -                -

Change in assets distributable to
stockholders                            -            -       -     -       1,761    -     -        -    -        -            1,761
Change in variable stock options
                                        -            -       -     -   (375,000)  364,600 -        -    -        -          (10,400)
Issuance of stock options for services
                                        -            -       -     -     103,184  (15,625)-        -    -        -           87,559
Issuance of Series A preferred stock 2,870,000       -       -     -           -    -                                     2,870,000

Issuance of common stock for
 acquisition-ITIS                      -     5,044,903    5,045    -  11,913,233    -      -       -     -        -       11,918,278

Issuance of common stock for
 acquisition-Compass
                                       -     1,670,378    1,670    -   2,292,754     -     -        -     -       -       2,294,424
Issuance of common stock for
 acquisition-Venco                     -       100,000      100    -      90,500     -     -        -     -       -          90,600

Issuance of common stock for services  -       514,825      515    -     707,583     -     -        -     -       -         708,098

Conversion of Series A preferred
 stock to common stock          (1,748,724)  3,137,145    3,138    -   1,781,153     -      -       -     -       -          35,567

Issuance of common stock warrants      -       -             -      -  1,167,372(1,167,372) -       -     -       -             -

Series A preferred stock deemed
 dividend                        906,250          -          -     -      -       -      (906,250)  -     -       -             -

Lapse of redemption on common stock   -          -            -    -     125,000  -          -      -     -       -         125,000

Net Loss                              -          -            -    -          -   -     (8,133,991) -     -       -      (8,133,991)
                                       --------------------------------------------------------------------------------------------


Balance, December 31, 2000    2,027,526   35,421,284  35,422 1,167,372 23,447,757(15,625)(11,178,242)(43,184)-      -   15,441,026
                                       --------------------------------------------------------------------------------------------

Issuance of common stock in
  exchange for debt                   -   1,153,828    1,153  - 248,847       -   -         -       -       -     -         250,000

Spin off of Planet Resources, Inc.    -         -        -         -      13,880  -          -      -       -     -          13,880

Issuance of stock options for services-     50,000      50         -       7,990  -          -      -       -     -           8,040

Issuance of common stock for services -  1,145,000   1,145         -     271,103  -          -      -       -      -        272,248

Issuance of common stock for
 insurance premium                    -    47,139      47                 10,795                                             10,842

Amortization of deferred compensation-         -       -           -          - 15,625        -     -       -     -          15,625

Issuance of common stock warrants                                46,000                                                      46,000

Issuance of common stock pursuant
 to the "2001 Executive Stock
 Option Plan"                         - 1,500,000   1,500         -      323,200   -          -     -        -     -        324,700

Issuance of common stock pursuant
 to the "1999 Employee Stock
 purchase Plan"
                                                   66,145        66       11,770                                              11,836
Shareholder contribution of profit
 on sale of common stock              -     -       -             -       40,991   -           -    -        -     -          40,991

Debt forgiveness by Shareholder                                          425,050                                            425,050

Fair value adjustment to available
 for sale securities                  -      -       -            -           -    -          -      -       -   1,083        1,083

Reposession of Compass Data
 Systems stock                        -      -       -            -            -   -          -  (241,370)   -     -       (241,370)

Notes Receivable issued for purchase of
 common stock                         -      -       -             -          -    -         -       -   (45,899)  -       (45,899)

Net loss                                                                                  (7,379,005)                   (7,379,005)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 2001       2,027,526  39,383,396  39,383  1,213,372  24,801,383   -  (18,557,247) (45,899)     1,083 9,195,047
                                        ============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.





ITIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         For the Year ended          For the Year ended        For the six months
                                                         December 31, 2001           December 31, 2000      ended December 31, 1999
                                                     --------------------------  -------------------------- -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         (7,379,005)                 (8,133,991)                (1,525,787)
    Adjustments to reconcile net loss to net
         cash used in operating activities:
         Issuance of common stock, options,
             or warrants for goods or services          444,130                     708,098                    215,757
         Note payable assumed for services                    -                      33,668                     -
         Amortization of deferred compensation           15,625                      87,559                     10,400
         Amortization and depreciation                2,479,415                   1,913,410                  197,037
         provision for doubtful accounts                     -                           -                          5,534
         change in variable stock options                    -                     (10,400)                   -
         Conversion of Series A preferred stock to
             settle interest                                 -                       35,567                     -
         Impairment charge                             2,741,955                   748,024                    -

         Gain on sales of investments                   (403,535)                   -                          -
         Gain on sale of equipment                        (5,869)                     -                          -
         Services provided for investments              (976,192)                   -                          -
         Disposal of operating segments                 1,836,945                   -                          -
         Changes in:
             Due from stockholders                            -                           -                          11,295
             Accounts receivable                      (2,132,828)                 (65,861)                   (84,131)
             Accrued interest on notes receivable         (4,564)                     -                          -
             Other current assets                         42,393                      11,604                     (3,284)
             Accounts payable                            257,488                     213,175                    76,598
             Accrued liabilities                         500,955                     224,116                    67,523
             Deferred revenue                            748,056                     23,284                     74,061
             Assets distributable to stockholders        (1,761)                     (28,474)                   -
                                                     --------------------------  -------------------------- ------------------------

         Net cash used in operating activities        (1,836,792)                 (4,240,221)                (954,997)
                                                     --------------------------  -------------------------- ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    purchases of investments                             (189,462)                   -                          (450,000)
    proceeds from sales of investments                  1,221,022                   450,000                    -
    proceeds from sale of equipment                        6,269                       -                          -
    Additions to database content and software costs   (1,433,274)                 (2,140,415)                (1,033,363)
    Additions to furniture and equipment                 (20,238)                    (195,025)                  (65,570)
    Cash acquired in acquisitions                             -                        20,554                     35,166
                                                     --------------------------  -------------------------- ------------------------

         Net cash used in investing activities        (415,683)                   (1,864,886)                (1,513,767)
                                                     --------------------------  -------------------------- ------------------------

The accompanying notes are an integral part of these consolidated financial statements.





ITIS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                                 For the six months
                                                             For the Year ended       For the Year ended        ended December 31,
                                                             December 31, 2001        December 31, 2000                1999
                                                        ------------------------ ------------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to (due from) affiliated company                     -                        -                          269,004
 Proceeds from notes payable                              2,067,617                3,211,063                  -
 Payments on notes payable                                 (59,614)                 (24,633)                   (180,000)
 Payment on notes acquired in acquisition                 -                        -                          (22,000)
 Payments received on notes receivable                     176,365                  -                          -
 Proceeds from exercise of stock options                  -                        -                          180,000
 Issuance of common stock                                 11,836                   -                          2,245,675
 Issuance of preferred stock                              -                        2,870,000                  -
 Shareholder contribution to paid in capital              40,991                   -                          -
 Bank overdraft                                           40,813                   -                          -
 Distribution of Planet Resources assets and liabilities  13,880                   -                          -
                                                        ------------------------ ------------------------   ---------------------

  Net cash provided by financing activities               2,291,888                6,056,430                  2,492,679
                                                        ------------------------ ------------------------   ------------------------

NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                                     39,413                   (48,677)                   23,915

CASH AND CASH EQUIVALENTS, beginning of period
                                                          29,867                   78,544                     54,629
                                                        ------------------------ ------------------------   ------------------------

CASH AND CASH EQUIVALENTS, end of period                   69,280                   29,867                     78,544
                                                        ======================== ========================   ========================



SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                     61,187                   23,721                     6,693

 Cash paid for income taxes                                 -                        -                          -
 Non cash investing and financing transactions:
  Fair value of common stock issued as
   note reduction                                           250,000                  -                          -
  Fair value of common stock issued
   for acquisitions                                        -                        14,300,000                 2,300,000
  Lapse of redemption on common stock                      -                        125,000                    -
  Deemed preferred stock dividend                          -                        906,250                    -
  Conversion of preferred stock                            -                        1,748,724                  -
  Notes receivable issued for exercise
   of stock options                                        217,700                  -                          -
  Unrealized gains on investments                          1,083                    -                          -
  Long-term debt forgiveness by Chairman                   425,050                  -                          -

The accompanying notes are an integral part of these consolidated financial statements.






NOTE 1-BUSINESS:

ITIS Inc., formerly known as Internet Law Library and Planet Resources, is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. This material can be useful to legislators, corporate regulatory personnel, lobbyists, individual lawyers, judges, law firms, corporate legal departments, government agencies, and businesses and individuals involved in legislative efforts, litigation and corporate legal planning. Interfacing with these databases are retrieval engines that are owned by ITIS or its subsidiaries. ITIS also provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on the automated litigation support aspect of the legal services industry, with which it has had more than fifteen years experience. In cases involving large numbers of documents, attorneys need to have a system for fast data retrieval. The experienced staff of this subsidiary, along with the Litidex(R) search engine, is ideally suited for the task of compiling databases of documents that can be searched for instant information retrieval. These databases are then put on secure Websites so that they can be available to attorneys in multiple locations.

Prior to October 31, 2001, ITIS also provided training and support with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and marketed a CD-Rom product and Website that assisted in medical billing through Compass Data Systems, Inc. As more fully disclosed in note 6, on October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders and the operations and management of Compass Data Systems were turned over to current Compass employees.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITII.OB."ITIS was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company with extremely limited operations. In January 1996, ITIS was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, the corporate name was changed to Planet Resources, Inc. Between 1992 and the reverse acquisition by National Law Library in March of 1999, ITIS had no operations; however, the Company maintained certain mining properties which were indirectly distributed to those stockholders who were stockholders of ITIS prior to the reverse acquisition by National Law Library. On March 27, 2001, pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, Planet Resources was spun-off from ITIS and acquired the mining and other interests. ITIS no longer maintains any interest in these properties.

National Law Library, a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Following its formation, National Law Library's then sole stockholder, who is the current President, Chief Executive Officer and Chairman of ITIS, contributed to National Law Library all of his rights and interests in the Litidex(R) search, retrieval and database software, and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law Library. Commercial operations began in January 1999, the same month in which National Law Library agreed in principle to be acquired by ITIS. Under the Agreement and Plan of Distribution, each share of National Law Library common stock was exchanged for one share of the unregistered common stock of ITIS. In contemplation of this transaction, ITIS's original stockholders agreed to a one-for-two reverse stock split, which resulted in 2 million shares of ITIS's common stock being outstanding immediately prior to the merger. After giving effect to these transactions, former National Law Library stockholders owned 18 million shares of unregistered common stock of ITIS and the original stockholders of ITIS owned 2 million shares of ITIS common stock. Following the transaction, the stockholders voted to change the name of Planet Resources, Inc. to Internet Law Library, Inc. Under the terms of the agreement and plan of reorganization, the majority of the original board of directors resigned and was replaced with directors elected by the new stockholders At the annual meeting in September 2001, stockholders approved a name change from Internet Law Library to "ITIS Inc." to better describe the products of ITIS as being information technology and information services.

As more fully disclosed in note 14 and as reflected in the accompanying financial statements, ITIS, as a result of its inability to generate sufficient amounts of revenue, has incurred $18,557,247 in losses since inception, has a working capital deficit of $2,934,163 at December 31, 2001, and has used significant amounts of cash obtained through debt and equity capital in operating the company. Accordingly, ITIS will require significant amounts of additional debt or equity capital just to remain in business. The inability to obtain significant amounts of additional debt or equity capital will negatively impact ITIS's ability to continue in business. Because future operating revenues may not be sufficient to fund operations, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. In March 2002, wholly owned subsidiary National Law Library executed a promissory note for $425,000 to an outside lender. The need for substantially more borrowings is anticipated. If adequate funding from operations or other sources is not available, ITIS will not be able to remain in business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation-In January 2000, ITIS's board of directors approved a resolution changing ITIS's fiscal year end from June 30 to December 31. Accordingly, these consolidated financial statements reflect the assets, liabilities, results of operations, and cash flows of the business conducted by ITIS for the six-month transition period ended December 31, 1999 and for the years ended December 31, 2000 and 2001.

Principles of Consolidation-The accompanying consolidated financial statements include the accounts of ITIS and its wholly owned subsidiaries, National Law Library, GoverNet Affairs, Brief Reporter, and ITIS, Inc. (Litidex(R)). All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification of Accounts- Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation.

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Company has made significant estimates related to revenue recognition for automated litigation support revenues, valuation and impairment of database content and continued amortization of database content. Management believes that it has accounted for these items properly based upon all of the information available and that the estimates included in the financial statements accurately reflect the substance of the transactions and accounts presented. Management is also in the process of seeking letters of preference from the SEC related to revenue recognition for litigation support revenues and accounting for its database content as assets with an indefinite life that will no longer be subject to amortization. The SEC could require the Company to record revenue recognition differently for automated litigation support services and could require the Company to continue to amortize the value of database content in future. Additionally, new information could come to the attention of management that could result in adverse changes in the amounts presented as of December 31, 2001 or additional impairments of its database content in the future. Accordingly, these estimates are subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".


Cash and Cash Equivalents-ITIS considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Investments-Investments include available-for-sale equity securities at their fair value. For the available-for-sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities are determined based on prevailing market prices.

Deposit-Deposits include a cash payment for a licensing agreement recorded at cost. See note 15, Subsequent Events.

Revenue Recognition-Revenues consist of subscription and other fees charged for access to ITIS's databases, products, and services, as well as revenues from automated litigation support services. Revenues are recognized in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as follows:

         Product Revenue-Revenue from the sales of products is recognized after shipment of the products and fulfillment of acceptance terms, if any.

         Services Revenue-Revenue from subscriptions, transactional fees, customer training, technical support and other services is recognized as the service is performed.

         Automated Litigation Support Revenue- Revenues from the automated litigation support services of Litidex(R) are currently recognized progressively based on document production related to each litigation project. An initial amount of the revenue, representing the value of an estimated total amount of production services to be rendered, is recorded as deferred income, while the balance of the revenue is treated as earned immediately. As the case progresses, actual production is determined monthly and a corresponding amount of income is recognized. Due to the unique nature of the services rendered and the large advance payments received, management is currently requesting a letter of preference from the SEC to determine whether the Company's revenue recognition policy is appropriate for these services. Depending upon the response from the SEC, the reporting of the automated litigation support revenue could require restatement, and it is possible that additional revenues may be deferred.

Concentration of Credit Risk-While National Law Library and GoverNet Affairs sell their products to varied individuals and entities, the primary source of the automated litigation support revenues of Litidex(R) at the present time is the law firm of Christian Wukoson Smith and Jewell. At December 31, 2001, Christian Wukoson Smith and Jewell owed Litidex(R) $2,103,598 for automated litigation support services, which represents approximately 92% of the accounts receivable of ITIS. Although the Company expects to collect these receivables, there are no scheduled payments, and consequently a portion of the receivable has been classified as long term.

Fair value of Financial Instruments-The fair values of financial instruments approximate their reported carrying amounts at December 31, 2001 due to their relative short lives for current assets, and liabilities and long-term liabilities are at interest rates comparable to current market rates.

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

ITIS applies SOP 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the database and retrieval software.

ITIS uses the straight-line method to amortize the components of the content databases. Content and software development assets at December 31, 2001 and 2000 consist of the following:

                                             Useful life
                                             (in years)             2001                  2000
                                             ----------   -         ----                  ----

Database content and software costs........          8-20          $14,441,126           $15,749,806
Less:  Accumulated amortization............                         (2,526,487)           (1,512,220)
                                                                ---------------      ----------------
                                                                   $11,914,639           $14,237,586
                                                                 =============          ============


Furniture and Equipment-Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over a five-year period. At December 31, 2001 and 2000 accumulated depreciation was $225,982 and $116,354 respectively.

Intangible Assets-Intangible assets consist of values associated with developed technologies and other intangibles acquired in the acquisitions of GoverNet, Brief Reporter, and Litidex(R). Amortization of these intangibles is calculated on a straight-line basis over one to eight years. ITIS has adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. See note 4.

Income Taxes-ITIS accounts for income taxes in accordance with the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the capitalization, amortization and write-off of certain intangibles, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

Stock-Based Compensation-Under SFAS No. 123, "Accounting for Stock-Based Compensation," ITIS has elected the method that requires disclosure of stock-based compensation. Because of this election, ITIS accounts for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation. If the exercise price of the stock-based compensation grant is equal to the estimated fair value of ITIS's stock on the date of grant, no compensation expense is recorded. Additionally, for stock-based compensation grants to consultants, ITIS recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period.

Basic Loss Per Share-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at December 31,1999, 2000 and 2001 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

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

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", was issued in June 2001. Required adoption of this statement is effective for all fiscal years beginning after December 31, 2001. This statement amends SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to exclude from its scope goodwill and intangible assets that are not amortized. Under SFAS No. 142, goodwill and intangible assets with indeterminate lives will no longer be amortized as expense over estimated useful lives after December 31, 2001 for assets acquired prior to July 1, 2001, and no amortization will occur for any goodwill and intangible assets acquired after June 30, 2001. These costs are to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment in the amount of $2,741,955 and $748,024 was recorded at December 31, 2001 and 2000, respectively.

Because database content and software costs represent case law that can be used indefinitely, management believes that this asset qualifies as an intangible asset that will no longer be amortized under SFAS No. 142. However, due to the unique nature of this asset, management is requesting a letter of preference from the SEC regarding its accounting policy to treat its database and content as an intangible asset that should not be subject to amortization. Additionally, the Emerging Issues Task Force (EITF) of the Financial Account Standards Board
(FASB) is currently addressing how to account for the costs associated with developing and maintaining database assets. Specifically, the EITF has stated in its abstract EITF 00-20 "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information" that it will address in future meetings:

4. How to account for the costs incurred to acquire or originate such information for a collection in a database,
5. If a consensus is reached on issue 1, the nature of the costs that should be capitalized, and
6. If a consensus is reached on issue 1, how to account for subsequent costs incurred to maintain and refresh the information in the database.

Depending upon opinions of the SEC or future issuances of accounting principles by the EITF, it is possible that the database content and software costs may continue to be amortized in 2002 or even expensed as incurred. Either outcome would have a material negative impact on the future results of operations reported by the Company.

SFAS NO. 143, "Accounting for Asset Retirement Obligations", addresses financial reporting for obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset (except for certain obligations of lessees) and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The implementation of this standard is not anticipated to have a material impact on the financial statements of the Company.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement. Accordingly, ITIS has recorded a loss on discontinued operations in 2001 of $897,418 for the disposal of Compass Data Systems and $73,950 for the disposal of Venco Compliance as more fully disclosed in note 6. The implementation of this standard does not represent a significant change from prior Generally Accepted Accounting Principles.

NOTE 3 - BUSINESS SEGMENTS

For the six months ended December 31, 1999 and the years ended December 31, 2000 and 2001, ITIS and its subsidiaries were engaged in the business of providing Internet services, compliance and safety training materials, and automated litigation support services. As of October 31, 2001 we no longer provide compliance and safety training materials, and results from these activities have been classified as discontinued operations. Financial results from continuing operations are as follows:

                                                   SEGMENT INFORMATION
                                                   ---------------------------------

                                                   Income
Twelve months ended                                 (Loss) from      Interest        Total             Depreciation/
December 31, 2001                Net Sales         Operations        Expense         Assets            Amortization
-------------------------------------------------- --------------------------------- ----------------- ------------------

                                  $                 $                 $               $                 $
Internet Services                1,367,395         (6,381,314)       351,277         13,112,442        1,390,002

Automated Litigation Support            2,691,855            879,385 52,568                 2,974,829          1,089,413
                                 ----------------- --------------------------------- ----------------- ------------------
                                  $                 $                 $               $                 $
Total, ITIS Inc.                 4,059,250         (5,501,929)       403,845         16,087,271        2,479,415
                                 ================= ================================= ================= ==================

                                                   Income
Twelve months ended                                (Loss) from       Interest        Total             Depreciation/
December 31, 2000                Net Sales         Operations        Expense         Assets            Amortization
-------------------------------------------------- --------------------------------- ----------------- ------------------

                                  $                 $                 $               $                 $
Internet Services                1,038,069         (7,602,455)       193,480         17,376,431        1,913,410

Automated Litigation Support     -                 -                 -               -                 -
                                 ----------------- --------------------------------- ----------------- ------------------
Total, ITIS Inc.                  $                 $                 $               $                 $
                                 1,038,069         (7,602,455)       193,480         17,376,431        1,913,410
                                 ================= ================================= ================= ==================
                                                   Income
Six months ended                                   (Loss) from       Interest        Total             Depreciation/
December 31, 1999                Net Sales         Operations        Expense         Assets            Amortization
-------------------------------------------------- --------------------------------- ----------------- ------------------

                                  $                 $                 $               $                 $
Internet Services                222,697           (1,528,937)       6,693           5,920,651         197,037

Automated Litigation Support     -                 -                 -               -                 -
                                 ----------------- --------------------------------- ----------------- ------------------
Total, ITIS Inc.                  $                 $                 $               $                 $
                                 222,697           (1,528,937)       6,693           5,920,651         197,037
                                 ================= ================================= ================= ==================


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which removed goodwill and intangible assets that have indefinite lives from the scope of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of." In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121. SFAS 144 retains the requirements of SFAS 121 that long-lived assets and certain identifiable intangibles that are subject to amortization to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, subsequent to December 31, 2001, Statement of Financial Accounting Standards 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be reviewed for impairment at least annually.

In connection with its revised operating plan to restructure and stabilize its business, at December 2000, ITIS, with the assistance of an independent appraisal firm, conducted a strategic review of certain aspects of its business. The strategic review included review and evaluation of certain long-lived assets including content, goodwill and other intangibles. The projections provided the basis for measurement of an asset impairment charge. Accordingly, ITIS recorded non-cash impairment charges and wrote down capitalized database content and software costs by $748,024 at December 31, 2000.

ITIS has continued to address the impairment of its database content, goodwill and other intangibles in 2001. Because ITIS has not obtained substantial new capital or long-term funding and in consideration of significant additional losses by the Company and especially the Internet Services segment of ITIS, management believes that additional impairment in the amount of $2,741,955 exists at December 31, 2001. This opinion of management is based on updated valuation estimates using replacement cost and net cash flows projected over the estimated useful lives of the assets.

The net cash flow estimates used by management assume increased revenue growth of National Law Library in 2002 and 2003 with decreasing revenue growth rates in future years. The estimates also assume continued costs to maintain and update the database content. Management believes that its current estimates are reasonable and attainable, while acknowledging that the revenues of National Law Library are subject to an extraordinarily high degree of volatility and are extremely difficult to accurately predict.

At this time, ITIS has been unable to secure the additional debt or equity capital that will insure its ability to meet its operational forecasts. If additional funding is not obtained, it is reasonably possible that the Company will not be able to remain in business and that additional impairment will result that will have a material negative impact on the consolidated financial statements of ITIS. Management believes that the evaluation of potential future impairment of content, goodwill, and other intangibles continues to represent an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".

Evaluation of impairment will continue to be addressed quarterly until ITIS has an established history on which to better assess anticipated cash flows.

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

NOTE 6-ACQUISITIONS and DISPOSITIONS:

ITIS, Inc. (Litidex(R))

On March 23, 2000, ITIS's board of directors approved the purchase of ITIS, Inc. (Litidex(R)), a Texas corporation, subject to certain final reviews and negotiations that were concluded in April 2000. According to the terms of a Stock Exchange Agreement, effective April 30, 2000, ITIS exchanged 5,044,903 shares of its common stock, of which all were unregistered shares, for all of the shares of Litidex(R). In addition to the exchange of stock, ITIS assumed liabilities to Hunter M. A. Carr (ITIS's President and Chairman of the Board of Directors) in the amount of $425,050. Mr. Carr forgave these liabilities in September 2001. Since National Law Library's inception on November 30, 1998 until ITIS's acquisition of Litidex(R) on April 30, 2000, Litidex(R) served as one of National Law Library's primary vendors of new case law content while also providing various executive, sales, production, and administrative services. In addition, Litidex(R) is a provider of automated litigation support services. During the period from National Law Library's inception to December 31, 1999, Hunter M.A. Carr was the sole stockholder of Litidex(R). During the three months ended March 31, 2000, Mr. Carr sold or otherwise conveyed approximately 92% of his stock in Litidex(R) to various individuals and entities, some of which are either directors or officers of ITIS or are entities controlled by directors of ITIS. Of the 5,044,903 shares issued to Litidex(R) stockholders, 1,721,003 shares were issued to five directors of ITIS or their beneficiaries and 332,300 shares were issued to five officers of ITIS. The results of operations of Litidex(R) have been included in ITIS's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting. The total purchase price of $11,917,400 includes ITIS's allocation to intangible assets for this acquisition of $6.9 million to database content and software costs and $2 million to contractual agreements, based on the results of an independent appraisal.

Compass Data Systems

On July 27, 2000, ITIS's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc. (Compass), a private Nevada corporation that provides electronic information publishing services in a completely searchable information database to industries and organizations. Stock purchase agreements by and between ITIS and three stockholders of Compass were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, ITIS agreed to issue an aggregate of 1,676,105 restricted, unregistered shares of ITIS's common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass. As of September 30, 2001, 1,670,378 shares had been issued to the selling shareholders. The issuances of ITIS stock were made in reliance upon the Section 4(2) private placement exemption from registration. None of the sellers received registration rights for the ITIS shares they received in this transaction. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $2,294,425 included ITIS's allocation of $1,294,425 to database content and software costs and $1 million to a contractual agreement, based on the results of an independent appraisal.
Under the terms of the purchase agreement dated October 2000, sixty-eight percent of Compass stock was to be delivered; the required percentage was never received. Further, it appears that the three Compass shareholders never took appropriate action with respect to the sale of their shares of Compass stock.
In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three Compass shareholders, alleging that the stock the three individuals delivered to ITIS was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and has placed the shares of Compass received in the transaction in the registry of the Nevada Court. Additionally, ITIS has canceled the restricted shares of ITIS that were issued to the three individuals. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass employees. As a result, ITIS wrote off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition had been fully amortized as of the date operations were returned. After accrual of other expenses relating to the disposition of Compass and providing for continued losses from this disposal, a loss of $897,418 on disposal has been recorded for the year ended December 31, 2001. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

Venco Compliance

On October 1, 2000, ITIS purchased of all of the outstanding stock of Venco Compliance, Inc., a private Texas corporation in the business of selling compliance and safety training information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, ITIS issued an aggregate of 100,000 unregistered shares of its common stock at closing on October 1, 2000, valued then at $90,600, to Donald E. and Cathryn V. Tull. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the shares of ITIS they received in this transaction. The results of operations of Venco Compliance and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.
The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS received $1,000 on December 1, 2001 and will receive 5% of any future revenues of Venco in excess of $10,000 per month. Including a provision for operating losses during phase-out period, a loss on disposition of $73,950 was recorded in the quarter ended December 31, 2001. These losses have been reported as "discontinued operations" in accordance with SFAS 144. ITIS has not received any amounts related to the agreement to receive 5% of any future revenues of Venco in excess of $10,000 per month and no receipts under this agreement are expected in the near term.

NOTE 7-INTANGIBLE ASSETS:

         Intangible assets as of December 31, 2001 and 2000 consist of the following:

NOTE 8-NOTES PAYABLE AND FINANCING AGREEMENTS:

The following table summarizes the notes payable and financing agreements of ITIS excluding a disputed $500,000 note payable to Cootes Drive L.L.C. (see note
9).

                                      Date of                         December 31,
Lender                                issuance                   2001                2000
---------------------------------------------------------------------------------------------------
Hunter M.A. Carr, CEO                 Various              $   2,150,117      $      2,230,050
George A. Roberts, Director           October 2000               400,000               400,000
W. Allyn Hoaglund, Director           October 2000                50,000                50,000
Phoenix Energy                        January 2001               100,000                     -
George A. Roberts, Director           February 2001              190,000                     -
Stephen A. Fonicello (1)              February 2001               25,000                     -
W. Paul Thayer, Director              Various                    132,500                     -
George A. Roberts, Director           October 2001             1,000,000                     -
Frost National Bank                   February 2002               25,434                32,088
Imperial Premium Finance              November 2000                    -                27,960
                                                          -----------------------------------------
                                                               4,073,051             2,740,098
Less long-term portion to
Hunter M.A. Carr, CEO                                         (2,150,117)           (2,230,050)
                                                          -----------------------------------------

                                                           $   1,922,934      $        510,048
                                                          =========================================


During the year ended December 31, 2000, ITIS borrowed a total of $1,805,000 from Hunter M.A. Carr, its CEO, to fund working capital requirements. Additionally, Mr. Carr advanced $255,000 during January and February 2001. The borrowings through February 28, 2001 were evidenced by unsecured promissory notes, each bearing an annual interest rate of 11.75% and payable in full with accrued interest after six months. On February 28, 2001, the notes through that date were consolidated into one demand note in the amount of $2,060,000 bearing interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On March 10, 2001, ITIS retired $250,000 in principal from this note by issuing 1,153,828 restricted shares of common stock to Mr. Carr at a price of $.216667 per share. New promissory notes, totaling $340,117 and bearing the same terms, have been issued to Mr. Carr for advances to ITIS since March 1, 2001. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2002, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. As of December 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,150,117 and $160,196, respectively. As of December 31, 2000, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,230,050 and $129,221, respectively.

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

In November and December 2000 ITIS entered into financing agreements with Cootes Drive LLC. Due to recent litigation in regard to these financing agreements, it is not expected that any further funding will occur from this source (see notes 9 and 11).

On January 16, 2001, ITIS executed a demand promissory note in the amount of $100,000 payable to Phoenix Energy. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. As of the date of our accountants' report, this amount has not been paid. Renewal or conversion of this note into common shares of ITIS is under discussion.

On February 1, 2001, ITIS executed a demand note for $190,000 in favor of George
A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. No demand has been made for payment.

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to Stephen A. Fonicello. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On February 28, 2002, the payee exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. (see note 15).

On February 5, March 21, April 11, and May 16, 2001, ITIS executed demand promissory notes for $50,000, $70,000, $25,000, and $12,500, respectively, in favor of W. Paul Thayer, a member of the board of directors. The notes bear interest at the rate of prime plus two percent per year and are payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 31, 2001, ITIS repaid Mr. Thayer $25,000 of principal toward these notes.

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Wukoson Smith and Jewell, and the law firm of O'Quinn, Laminack and Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

NOTE 9-FINANCING AGREEMENT WITH COOTES DRIVE L.L.C.

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to an intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25 million worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to litigation in regard to the foregoing financing agreement (see note 11), it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

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

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others (see note 11). The note is reflected on the accompanying balance sheet as a current liability entitled "Disputed Note Payable to Cootes Drive LLC."

On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001. Due to litigation as discussed herein (see note 11) and because ITIS does not meet the funding requirements, it is not expected that any further funding will occur from this source.

NOTE 10-INCOME TAXES:

ITIS has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2001 and 2000, ITIS had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $14.9 million and $10.3 million, respectively, resulting in deferred tax asset amounts of $5,100,000 and $3,500,000, respectively. These carryforwards begin to expire in 2018 through 2021. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit ITIS's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, ITIS may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since ITIS has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

NOTE 11-COMMITMENTS AND CONTINGENCIES:

Leases for Office Space

ITIS leases its office space under the terms operating leases. ITIS is committed to making monthly payments of at least $7,620 under a lease agreement for office space that expires in June 2004. Under the terms of a January 2002 amendment to this lease agreement, both ITIS and the landlord have the right to terminate the agreement by giving 180 days advance written notice. If ITIS is not successful in maintaining existing sub-leasing arrangements with a related party tenant, this monthly obligation may increase to approximately $12,248. Brief Reporter leases office space pursuant to a lease agreement requiring monthly payments of $2,626 through December 31, 2002.


            Future minimum lease payments under operating leases are:

                                                 2002   $  178,484
                                                 2003       146,972
                                                 2004         61,238
                                                 2005                 -
                                      -------------------------------------
            Total                                           386,694
            Less minimum receipts under subleases          (157,361)
                                       ------------------------------------
            Net minimum lease payments                  $  229,333
                                       =====================================

Rent expense under operating leases was $178,935, $180,203, and $3,746 for the years ended December 31, 2001, December 31, 2000, and the six months ended December 31, 1999, respectively.

Employment Contracts

ITIS has signed employment agreements with certain employees. At December 31, 2001, under these agreements, ITIS is obligated to pay compensation of $166,667 in 2002. All contracts in effect at December 31, 2001 will expire by the end of the year 2002.

Litigation

On September 9, 1999, Loislaw.com, Inc. filed a lawsuit in the District Court of Harris County, Texas, 11th Judicial District (Case No. 1999-45563), against ITIS Inc., National Law Library and ITIS, Inc. dba Litidex(R). Loislaw.com, one of the Company's competitors, alleged that ITIS breached an agreement between Loislaw.com and ITIS by allegedly providing certain materials to National Law Library for use on National Law Library's Website, which allegations were denied by the Company and its subsidiaries. In December 2000, all parties entered into a confidential agreement to settle the litigation. Settlement documents were prepared and executed by all parties on December 28, 2000.

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC filed a motion requesting leave to amend their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. The United States District Judge granted this motion, and the suit has been amended. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

On June 4, 2001, Cootes Drive LLC filed a suit in Delaware against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. The suit has been dismissed by Order of the Court entered February 15, 2002.

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent ITIS and our directors, if necessary, in all of these lawsuits on a 50% contingent fee basis, with his law firm paying all expenses of the litigation. The fee will be calculated after all expenses have been reimbursed to Mr. O'Quinn's law firm.

On or about January 28, 2002, West Group sued ITIS in Hennepin County, Minnesota. The suit alleges that ITIS owes the plaintiff $43,829 for breach of a contract to provide advertising on the Internet. ITIS is contesting jurisdiction and venue in Minnesota. The suit is too recent for an evaluation by litigation counsel of its likely outcome.

NOTE 12-COMMON AND PREFERRED STOCK:

Since inception, ITIS has sold unregistered shares of its common stock to a number of investors pursuant to Regulation D of the Securities Act of 1933, as amended. During the six months ended December 31, 1999, 2,207,526 shares were sold at an average price of $1.02 per share for net cash proceeds of $2,245,675, after commissions totaling $42,250.

During the six months ended December 31, 1999, ITIS issued 51,500 shares of common stock for services rendered. Additionally, in December 1999, ITIS approved a bonus to various employees and two board members for services rendered in 1999. The bonus consisted of 33,042 aggregate shares of common stock, which were issued in January 2000. The aggregate value of the award, totaling $105,404, was recorded to compensation expense and additional paid-in capital as of December 31, 1999. Since the common shares were not issued until January 2000, no par value was recorded as of December 31, 1999. Also in December 1999, the board of directors approved outside directors' compensation in the form of annual awards of 25,000 shares of ITIS's common stock issuable to each outside director at the beginning of each calendar year. In March 2000, ITIS issued a total of 125,000 shares of its common stock, valued at $551,200, to its outside directors. In July 2000, ITIS issued 50,000 shares of its common stock, valued at $53,075, to new outside directors. The awards were recorded as compensation expense in March and July 2000 respectively.

In February 2000, ITIS's stockholders approved an amendment to the certificate of incorporation increasing the number of authorized shares of preferred and common stock. Pursuant to this amendment, shares of authorized preferred stock were increased from 1,000,000 shares to 50,000,000 shares, and shares of authorized common stock were increased from 30,000,000 shares to 100,000,000 shares.

On April 30, 2000, ITIS issued 5,044,903 shares of common stock valued at approximately $21.4 million in connection with the acquisition of ITIS, Inc. (Litidex(R)) (see note 6). Of the 5,044,903 shares issued to ITIS' stockholders, 1,721,003 shares were issued to five directors of ITIS or their beneficiaries and 332,300 shares were issued to five officers of ITIS. Mr. Carr owned approximately 8% of the ITIS, Inc. (Litidex(R)) common shares at the time of the acquisition of Litidex(R) by ITIS

On May 11, 2000, ITIS entered into an intermediate financing agreement with Cootes Drive LLC, and privately placed 300 shares of 5% Series A Convertible Preferred Stock for $3 million. This preferred stock was convertible into shares of ITIS's common stock based on a price equal to the lesser of (i) $3.2375 or
(ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. ITIS was entitled to redeem the convertible preferred stock at a cash price equal to 120% of the issue price, provided there was an effective registration statement for the underlying shares of common stock. On July 5, 2000, the SEC declared the registration statement filed by ITIS effective, which registered an amount of shares of its common stock then sufficient to satisfy any conversion, warrant exercise, and dividend requirements under the terms of this financing agreement. The convertible preferred stock purchased by the investor was subject to mandatory redemption by ITIS upon the occurrence of a change in control or certain other events. As part of this financing agreement and in consideration for negotiating a $25 million equity line completed on November 20, 2000, ITIS agreed to issue a five-year warrant to the investor for the purchase of 500,000 shares of its common stock at an exercise price of $3.56 per share. In the equity line agreement completed on November 20, 2000, this warrant was replaced with 2 five-year warrants for the purchase of 250,000 shares each at exercise prices of $3.56 and $.60 per share. The estimated fair value of these warrants totals $710,397 and was recorded in stockholders' equity. Additionally, at May 11, 2000, ITIS agreed to issue a five-year warrant to a third party for the purchase of 200,000 common shares at an exercise price of $3.3994 per share. The estimated fair value of this warrant totals $448,817 and was recorded in stockholders' equity. On December 5, 2000 ITIS agreed to issue a five-year warrant to the investor for the purchase of 41,650 shares of its common stock at an exercise price of $.288 per share. The estimated value of this warrant totals $8,158 and was recorded in stockholders' equity. A commission of $100,000 and legal fees of $30,000 related to this financing arrangement were recorded net of preferred stock proceeds in stockholders' equity. Due to the litigation and failure of ITIS to meet funding requirements, ITIS will not receive any funds under this agreement.

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in the United States District Court against Cootes Drive and several other defendants for damages resulting from alleged stock manipulation, SEC violations, civil RICO, fraud, violations of Texas securities laws, and other Texas statutes and conspiracy. Due to this litigation we will not receive any funding from this private capital fund, and Cootes Drive will not honor a put even if ITIS were to meet the requirements of the financing agreement in the future. For more information on this litigation, see note 11.

In connection with the issuance of the preferred stock, ITIS incurred a deemed dividend. Such dividends are calculated as the discount from the fair market value as of the date the preferred stock was sold to the investors. This aggregate discount amount of $906,250 for the Series A Preferred Stock was treated as dividends to the holders of the Series A Preferred Stock and was recorded during the period from issuance through the earliest available date of conversion, July 5, 2000.

In May 2000, ITIS entered into an agreement with a vendor pursuant to which ITIS agreed to issue an aggregate of 39,825 shares of common stock as consideration for services over the vendor's service period. Upon completion of the service agreement in September 2000, total expense of $55,988 was recorded for the aggregate fair value of the 39,825 shares issued.

In August 2000, ITIS entered into an agreement with a vendor pursuant to which ITIS issued an aggregate of 300,000 shares of common stock as consideration for services over the vendor's service period. Upon completion of the service agreement in February 2001, total expense of $48,000 had been recorded for the aggregate fair value of the 300,000 shares issued.

In October 2000 ITIS issued 1,670,378 shares of common stock valued at approximately $2.3 million in connection with the acquisition of Compass Data Systems, Inc. and 100,000 shares of common stock valued at approximately $90,600 in connection with the acquisition of Venco Compliance, Inc. (See note 6)

On March 10, 2001, in accordance with conversion terms in the February 28, 2001 demand note payable to Hunter M.A. Carr, ITIS issued 1,153,828 restricted shares of common stock priced at $.216667 per share to Mr. Carr, representing payment of $250,000 towards the note payable to Mr. Carr in the original amount of $2,060,000.

On April 6, 2001, ITIS issued 125,000 shares of common stock, valued at $23,248, as compensation to its outside directors. These awards were recorded as compensation expense in April 2001.

On April 19, 2001, ITIS issued 1,000,000 shares of common stock to Kelley V. Kirker, Director and Chief Operations Office of ITIS, who purchased the shares for $140,700 pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan.

On May 17, 2001, ITIS issued 500,000 shares of common stock to Joanna Hoover, Chief Financial Officer of ITIS, who purchased the shares for $77,000 pursuant to exercising stock options issued to her under the 2001 Executive Stock Option Plan.

On July 20, 2001, ITIS issued 50,000 shares of common stock to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for ITIS, who was awarded the shares pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan. The shares were valued at $8,040.

In September 2001, ITIS entered into an agreement with a vendor pursuant to which ITIS agreed to issue 47,139 shares of unregistered common stock, valued at $10,842, as consideration for insurance coverage. Insurance expense of $10,842 was recorded on September 5, 2001.

Pursuant to the 1999 Employee Stock Purchase Plan, 66,145 shares of ITIS common stock were issued to employees of ITIS and its subsidiaries in September 2001. The employees paid an aggregate $11,836 for these shares.

In October 2001, ITIS issued 20,000 shares of unregistered common stock, valued at $5,000, to a vendor as compensation for services rendered. Consulting expense of $5,000 was recorded in October 2001.

In October 2001, ITIS entered into a compensation agreement with James W. Christian pursuant to which ITIS agreed to issue 1,000,000 shares of common stock as consideration for legal services rendered and to provide an effective registration statement for these shares. On October 3, 2001, the SEC accepted the registration statement for these shares. Legal fees of $244,000 were recorded in October 2001 for the aggregate fair value of the 1,000,000 shares issued.

Through December 2000, holders of 138.92 shares of Series A convertible preferred stock converted the preferred shares to 3,137,145 shares of common stock. At December 31, 2000 and 2001, 161.08 shares of Series A convertible preferred stock remain outstanding.

NOTE 13-STOCK OPTIONS AND WARRANTS:

On March 26, 1999, the board of directors and the majority stockholders of ITIS adopted the 1999 Stock Option Plan for ITIS. Under the Plan, the compensation committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase common stock of ITIS (either incentive or non-qualified stock options) and stock appreciation rights to officers and employees, including directors who are employees, of ITIS. The Compensation Committee has discretion to determine the terms and conditions upon which the options may be exercised. Originally, the stockholders approved 300,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions. In February 2000, the stockholders approved a resolution increasing this number to 3,000,000 shares.

Also, on March 26, 1999, the board of directors and the majority stockholders approved the 1999 Director Option Plan. The Director Plan provides for automatic grants of stock options to non-employee directors. ITIS has reserved 200,000 shares of common stock for the grant of options under the Director Plan, subject to anti-dilution adjustments. As of December 31, 2001, 109,000 options were due to non-employee directors under the Director Option Plan; however, no options had been issued under either the Stock Option Plan or the Director Option Plan.

ITIS granted certain stock options and warrants outside both the Stock Option Plan and the Director Option Plan during the years ended December 31, 2001 and 2000, and the six months ended December 31, 1999, as summarized below:

                                   Year Ended                     Year Ended                 Six Months Ended
                          -----------------------------   ---------------------------- -----------------------------
                               December 31, 2001               December 31, 2000            December 31, 1999
                          -----------------------------   ---------------------------- -----------------------------

                          Weighted                        Weighted                     Weighted
                          Average                         Average                      Average
                          Exercise     Number of          Exercise     Number of       Exercise    Number of
                          Price        Shares             Price        Shares          Price       Shares
                          -----------------------------   ---------------------------- -----------------------------
Options Outstanding,

  Beginning of Period     $2.89         4,257,568          $2.72         3,345,000       $2.24        3,300,000
Options Granted           $0.15         1,550,000          $3.33           312,568       $2.97          645,000
Warrants Granted          $0.15           300,000          $3.51           700,000       $   -                -
Options Cancelled         $2.82          (125,000)         $3.00          (100,000)      $   -                -
Options Exercised         $0.15        (1,550,000)         $   -                 -       $0.30         (600,000)
                                    ----------------                ---------------             -----------------
Options Outstanding,
  End of Period           $2.71         4,432,568          $2.89         4,257,568       $2.72        3,345,000
                                       ================                ===============             =================
Options Exercisable,
  End of Period           $2.88         3,727,568          $3.12         3,167,568       $3.00        2,250,000
                                       ================                ===============             =================

Other information regarding stock options outstanding at December 31, 2001 is as follows:

                     Options Outstanding Options Exercisable
          ------------------------------------------------------------

                                                          Weighted                     Weighted
                          Remaining                       Average                      Average
   Range of Exercise      Life         Number of          Exercise     Number of       Exercise
         Price            (Years)      Shares             Price        Shares          Price
------------------------- -----------------------------   ---------------------------- ------------

$      .15-1.00                4.2        750,000            $0.66           300,000         $0.15
$     2.50-3.56           .6 - 7.2      3,570,000            $3.07         3,350,000         $3.08
$     4.50-5.19            1.8-5.6        112,568            $4.78            77,568         $4.78


In January 1999, as partial consideration for arranging ITIS's acquisition of National Law Library, options were awarded to a consulting firm for the purchase of 600,000 shares of common stock at an exercise price of $.30 per share. The estimated fair value of these options was immaterial. These options were exercisable for a period of ten days following the first day on which the quoted market price of ITIS's common stock reached a price of $1.10 per share. Effective in April 1999, this option agreement was amended to extend the exercise period from ten days to anytime on or before December 31, 1999. The estimated fair market value incrementally provided to the consulting firm as a result of changing the measurement date of this stock option was approximately $12,500, which was not recorded due to its immateriality. Pursuant to this award, as amended, two blocks of options, each for 300,000 shares, were exercised in July 1999 and December 1999.

In April 1999, the board of directors granted an option for 1,000,000 shares of common stock to a stockholder as an incentive for this person to join the Board. This individual subsequently became a member of the board of directors in August 1999. Both of these options were fully vested at the grant date and may be exercised in whole or in part at any time for a period of 10 years at an exercise price of $3.00 per share. This board member subsequently resigned from the board.

During December 1999, ITIS granted stock options for the purchase of an aggregate of 300,000 shares of common stock that are classified as a variable award. Pursuant to APB Opinion No. 25, the initial compensation expense related to these options was calculated based on the difference between the market price of the underlying common stock on the grant date and the exercise price of the option. The charge is recognized ratably over the expected service period related to the variable award. Additionally, a periodic adjustment to deferred compensation and related compensation expense is computed at the end of each reporting period based on the difference between the then current market price and the exercise price less previously recognized compensation expense. In January 2000, ITIS granted two officers variable option awards for an aggregate of 105,000 shares of common stock subject to terms similar to the above-described variable option.

In May 2000, ITIS entered into a consulting agreement pursuant to which an option was issued for common shares of ITIS. The option has an exercise price of $4.63 per share, vests on October 31, 2000, and is exercisable through October 2003. The shares under this option are calculated as the number of shares aggregating $35,000 in value on the exercise date. Upon completion of the service agreement at October 31, 2000, total expense of $8,150 was recorded relative to this option.

On February 22, 2001, ITIS issued warrants to James W. Christian to purchase 300,000 shares of ITIS's common stock at an exercise price of $0.15 per share, at any time and from time to time from and after February 22, 2001 and through and including February 22, 2006. These warrants were issued in exchange for services provided to ITIS and have an estimated value of $46,000. At the September 2001 annual meeting, stockholders ratified the 2001 Executive Stock Option Plan which had been approved by the board of directors in March 2001.Under the Plan, the stock option committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase up to 7 million shares of common stock of ITIS (either incentive or non-qualified stock options) to employees of ITIS or its subsidiary corporations. The stock option committee has discretion to determine the terms and conditions upon which the options may be exercised.

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

In July 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS issued 50,000 stock options to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for ITIS, in appreciation of his service to ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of exercise. Mr. Sarlay exercised these options and 50,000 shares of ITIS common stock were issued to him on July 20, 2001. Compensation expense of $8,040 was recorded as a result of this award.

Had the compensation cost for all stock options been determined under the alternative method under SFAS No. 123, ITIS's net loss for the years ended December 31, 2001 and 2000, and for the six months ended December 31, 1999, would have changed to the following pro forma amounts:

                                           Year Ended               Year Ended            Six Months Ended
                                       December 31, 2001        December 31, 2000         December 31, 1999
                                    -------------------------------------------------- ------------------------
Net loss applicable to common shareholders:
          As reported:                      7,379,005                9,040,241                 1,525,787
          Proforma:                         7,409,435                9,374,790                 2,402,795

Basic loss per common share:
          As reported:                           0.19                     0.31                      0.07
          Proforma                               0.19                     0.32                      0.11

For pro forma disclosures, the fair value of each option grant is estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: no expected dividends, risk-free interest rate of six percent, price volatility of approximately 58% for the year ended December 31, 2001, 94% for the year ended December 31, 2000, and 85% for the six months ended December 31, 1999, and an average expected life of 5 years.

NOTE 14-CONDITIONS AFFECTING ONGOING OPERATIONS:

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, at this time ITIS does not have significant cash or other material liquid assets, or an established source of revenues, sufficient to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) will be critical in providing some of the funds necessary to continue company operations and to remain in business. While management believes that such revenues may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex(R) or other sources is not available, ITIS will be unable to remain in business.

ITIS will be required to obtain additional financing or capital to remain in business, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of March 31, 2002 sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS's current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

The Company will experience significant fluctuations in the results of operations. Such fluctuations may result in significant volatility in the price and/or value of ITIS's common stock. Shortfalls in revenues, financing or capital may adversely and disproportionately affect the results of operations because a high percentage of current operating expenses are relatively fixed and are primarily financed through loans and capital contributions. These funds are not guaranteed and may not continue in the future. Accordingly, management believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations.

As of the date of the accompanying accountants' report, ITIS's regular monthly cash operating expenditures exceeded monthly cash receipts, not including cash receipts related to the automated litigation support services of Litidex(R), by approximately $225,000. Cash receipts related to the automated litigation support services, approximately $1.2 million for the year ended December 31, 2001, are received on an inconsistent basis and are therefore not included in the above negative cash flow calculation.

Continued development of database and content revenues and obtaining additional automated litigation support contracts through Litidex(R) are critical to the success of the Company's business plan. Continued integration of prior period acquisitions of GoverNet, Brief Reporter, and Litidex(R), as well as any potential future acquisitions, is also critical to the success of the Company's business plan. Management hopes to continue reductions in administrative costs and to increase revenues through increased marketing and the pursuit of joint marketing relationships with other entities. While many factors can impact future operations and these improvements cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary.

NOTE 15-SUBSEQUENT EVENTS:

Business

On March 8, 2002, MedEx Systems, Inc. and Litidex(R) signed an agreement whereby Litidex(R), through a newly formed Litidex(R) subsidiary, PharmHouse, Inc., intends to operate pharmacies that focus primarily on pain medications in 81 exclusive territories identified in a Settlement and Separation Agreement. MedEx is a Louisiana corporation that has developed a system that is pending a patent for the operation of such pharmacies. The agreement between MedEx and Litidex(R) provides for a perpetual license from MedEx for the operating system to be used in the pharmacies to be established in territories belonging to Litidex(R). This licensing agreement has been recorded at its cost of $150,000.

Notes Payable and Common Stock

On February 28, 2002, an unaffiliated third party holder of a demand promissory note dated February 28, 2001 in the principal amount of $25,000 exercised his option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 restricted common shares to the lender, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

On March 1, 2002, ITIS's wholly owned subsidiary National Law Library, Inc. executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing April 1, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on March 1, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R).

Stock Options

On March 1, 2002, ITIS issued options to Merit Financial, Inc. to purchase 600,000 shares of ITIS's common stock at an exercise price defined as the market price of the stock on the date that the option is exercised, less fifteen percent. These options were issued in exchange for services provided to ITIS and have an estimated value of $45,900.

Because these transactions occurred subsequent to December 31, 2001, they are not recorded in the accompanying financial statements on pages F-4 through F-9.


                                  EXHIBIT INDEX

Exhibit      Description
Number
2.1          Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National Law Library and the stockholders of National (incorporated by reference to Exhibit A to ITIS's Form 8-K filed on
             April 2, 1999).
2.2          First Amendment to Agreement and Plan of Reorganization dated as of March 30, 1999, between Planet
             Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to
             Exhibit 2.2 to ITIS's Form 10-K filed on October 13, 1999).
2.3          Agreement and Plan of Distribution dated as of March 25, 1999, between Planet Resources, New Planet Resources, Inc. and National
             Law Library (incorporated by reference to Annex B to ITIS's
             Information Statement Pursuant to Section 14(c) of the Securities
             Exchange Act of 1934 filed on April 19, 1999).
2.4          Contract for Sale of Stock, dated November 8, 1999, by and between John R. Marsh, Ronald W. Hogan, and
             Charles E. Bowen, Jr., as Sellers, and ITIS, as Buyer (incorporated by reference to Exhibit 2.1 to ITIS's
             Form 8-K filed on November 30, 1999).
2.5          Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and Ronald W. Hogan, as Optionee
             (incorporated by reference to Exhibit 2.2 to ITIS's Form 8-K filed on November 30, 1999).
2.6          Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and Charles E.
             Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to ITIS's Form 8-K filed on November 30,
             1999).
2.7          Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and John R. Marsh, as Optionee
             (incorporated by reference to Exhibit 2.4 to ITIS's Form 8-K filed on November 30, 1999).
2.8          Contract of Sale, dated December 8, 1999, by and between David P. Harriman, Andrew Wyszkowski, Eugene
             Meyung, Suzanne Meyung, and Christina Brown, as Sellers, and ITIS, as Buyer (incorporated by reference to
             Exhibit 2.7 to ITIS's Form 8-K filed December 23, 1999).
2.9          Stock Exchange Agreement by and among ITIS and the shareholders of ITIS relating to the acquisition of all of the outstanding stock of ITIS, dated April 30, 2000 (incorporated by reference to Exhibit 2.9 to ITIS's
             Form 10-K/A filed on May 24, 2000).
2.10         Stock Purchase Agreement by and between ITIS and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective
             October 1, 2000 (Incorporated by reference to Exhibit 2.10 to the
             Registrant's Form 8-K filed with the SEC on October 16, 2000).
2.11         Stock Purchase Agreement by and between ITIS and John McHugh, dated
             July 27, 2000, as amended by that amendment dated effective October
             1, 2000 (Incorporated by reference to Exhibit 2.11 to the
             Registrant's Form 8-K filed with the SEC on October 16, 2000).
2.12         Stock Purchase Agreement by and between ITIS and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective
             October 1, 2000 (Incorporated by reference to Exhibit 2.12 to the
             Registrant's Form 8-K filed with the SEC on October 16, 2000).
2.13         Stock Exchange Agreement by and among ITIS and all of the
             shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (Incorporated by reference to Exhibit
             2.13 to the Registrant's Form 8-K filed with the SEC on October 16,
             2000).
2.14         Amended and Restated Agreement and Plan of Distribution dated as of
             March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library.
3.1          Amended and Restated Certificate of Incorporation of ITIS (incorporated by reference to the Annex A of
             ITIS's Definitive Proxy Statement on Schedule 14A filed on January 31, 2000).
3.2          Bylaws of ITIS, as amended (incorporated by reference to Exhibit 3.2 to ITIS's Form 10-K filed on
             October 13, 1999).
3.3          Certificate of Designation for ITIS's 5% Series A Convertible Preferred Stock (incorporated by reference to
             Exhibit 3.3 to ITIS's Form 10-K/A filed on May 24, 2000).
3.4          2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to Exhibit 4.4 to ITIS's Registration Statement on Form S-8 filed on March 30, 2001).
10.1         Stock Option Agreement between ITIS and Hunter M.A. Carr (incorporated by reference to Exhibit D to
             Schedule 13D filed on October 12, 1999, by Hunter M.A. Carr).
10.2         Stock Option Agreement between ITIS and Jack I. Tompkins (incorporated by reference to Exhibit D to
             Schedule 13D filed on October 12, 1999, by Jack I. Tompkins).
10.3         Consulting Agreement between National Law Library and Castle Development, Ltd.  (incorporated by reference to Exhibit 4(A) to ITIS's Registration Statement on Form S-8 filed on April 2, 1999).
10.4         Continuing Service Agreement between National Law Library and ITIS, effective December 1, 1998 (incorporated by reference to Exhibit
             10.4 to ITIS's Form 10-K filed on October 13, 1999).
10.5         Management and Financial Services Agreement between National Law
             Library and ITIS, effective March 1, 1999 (incorporated by reference to Exhibit 10.5 to ITIS's Form 10-K filed on October 13,
             1999).
10.6         Software Development and Consulting Agreement between National Law
             Library and ITIS, dated March 24, 1999 (incorporated by reference to Exhibit 10.6 to ITIS's Form 10-K filed on October 13, 1999).
10.7         Option Agreement to Purchase Stock, effective March 30, 1999, by and between ITIS and Jonathan Gilchrist (incorporated by reference to Exhibit 10.7 to ITIS's Form 10-K filed on October 13, 1999).
10.8         Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to ITIS's Form 10-K/A filed on October 28, 1999).
10.9         Planet Resources Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to ITIS's
             Form 10-K/A filed on October 28, 1999).
10.10        New Planet Resources, Inc.  Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to ITIS's
             Form 10-K/A filed on October 28, 1999).
10.11        Planet Resources 1999 Director Option Plan (incorporated by reference to Exhibit 10.4 to ITIS's Form 10-K/A filed on October 28, 1999).
10.12        Consulting and Option Agreement by and between ITIS, Frank Fisher and Steve Tebo, dated January 22, 2000, as amended (incorporated by reference to Exhibit 10.12 to ITIS's Form 10-K/A filed on May 24,
             2000).
10.13        Convertible Preferred Stock Purchase Agreement by and among ITIS and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.13 to ITIS's Form 10-K/A filed on May 24, 2000).
10.14        Registration Rights Agreement by and among ITIS and Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.15 to ITIS's Form 10-K/A filed on May 24, 2000).
10.15        Warrant to purchase 200,000 shares of ITIS's common stock issued to
             Aspen Capital Partners, Inc., dated May 19, 2000 (incorporated by reference to Exhibit 10.16 to ITIS's Form 10-K/A filed on May 24,
             2000).
10.16        Securities Purchase Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000.
10.17        Amended and Restated Registration Rights Agreement by and between ITIS and Cootes Drive LLC, dated November
             20, 2000.
10.18        Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated May 11, 2000.
10.19        Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20,
             2000.
10.20        Minimum Commitment Warrant to purchase up to 100,000 shares of ITIS's common stock issued to Cootes Drive
             LLC, dated November 20, 2000.
10.21        Vesting Warrant to purchase 1,000 shares of ITIS's common stock per $100,000 invested issued to Cootes
             Drive LLC, dated November 20, 2000.
10.22        Convertible Promissory Note made by ITIS in favor of Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000.
10.23        Warrant to purchase 41,650 shares of ITIS's common stock issued to Cootes Drive, LLC, dated December 5,
             2000.
10.24        Side Letter Agreement dated December 5, 2000, by and between ITIS and Cootes Drive LLC to enter into a convertible Promissory Note financing arrangement for $500,000.
10.25        Consulting Agreement by and between Venco Compliance, Inc. and
             Kathryn Tull d/b/a First Choice Consulting, dated October 1, 2000
             (incorporated by reference to Exhibit 10.17 to the Registrant's
             Form 8-K filed with the SEC on October 16, 2000).
10.26        Consulting Agreement by and between Venco Compliance, Inc. and
             Cathryn Tull d/b/a First Choice Consulting, dated October 1, 2000
             (incorporated by reference to Exhibit 10.17 to ITIS's Form 8-K filed with the SEC on October 16, 2000).
10.27        Warrant to purchase 300,000 shares of ITIS's common stock issued to
             James W. Christian dated February 22, 2001 (incorporated by reference to Exhibit 10.27 to ITIS's Form 10-Q filed with the SEC on May 15, 2001).
16.1         Letter, dated April 5, 2000, from Harper and Pearson Company to the
             Securities and Exchange Commission (incorporated by reference to
             Exhibit 16.1 to ITIS's Form 8-K/A filed on April 5, 2000).
16.2         Letter, dated February 21, 2001, from Arthur Andersen LLP to the
             Securities and Exchange Commission (incorporated by reference to
             Exhibit 16.2 to ITIS's Form 8-K filed on February 23, 2001)
21*          Subsidiaries of ITIS.
24*          Power of Attorney (included on signature page)
*Filed herewith





                                   EXHIBIT 21
-------------------------------------------------------------------------------



The following are ITIS's subsidiaries, all of which are wholly owned:

         National Law Library, Inc., incorporated in the State of Texas

         GoverNet Affairs, Inc., incorporated in the State of Georgia

         Brief Reporter, LLC, incorporated in the State of Virginia

         ITIS, Inc., incorporated in the State of Texas

         PharmHouse Inc., incorporated in the State of Texas
           (a wholly owned subsidiary of ITIS, Inc. [Texas])