Form 10-Q
period 2002-03-31
ITIS INC
filed 2002-05-20
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

  [X]         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

  [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              ____________________

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


The number of shares of the registrant's common stock outstanding as of May 17, 2002 was 37,894,664.

                                    ITIS INC.

                                    FORM 10-Q

                         FOR THE QUARTER MARCH 31, 2002

                                      INDEX
                                                                            PAGE
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION

Item  1.   Condensed  Consolidated  Financial  Statements . . . . . . . . . .  3

Item  2.   Management's Discussion and Analysis of Financial
           Condition  and  Results  of  Operations  . . . . . . . . . . . . . 19

Item  3.   Quantitative and Qualitative Disclosures About Market Risk . . . . 23

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 23

Item  2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . . . 24

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 25

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                                      MARCH 31,   DECEMBER 31
                                                                        2002          2001
                                                                     -----------  ------------
                                                                     (Unaudited)
                                     ASSETS

Current assets:

  Cash and cash equivalents                                          $    15,224  $     69,280
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127 at March 31, 2002 and December 31, 2001                1,762,983     1,524,704
  Investments available for sale, at fair market value                    43,705       199,250
  Other current assets                                                    18,232        14,710
                                                                     -----------  ------------

    Total current assets                                               1,840,144     1,807,944
                                                                     -----------  ------------

Long term assets:

  Accounts receivable                                                  1,140,000       760,000
  Licensing agreement                                                    150,000       150,000
                                                                     -----------  ------------

    Total long term assets                                             1,290,000       910,000
                                                                     -----------  ------------

Fixed assets and intangibles, net of amortization and depreciation
  Database content and software costs                                 11,967,959    11,914,639
  Furniture and equipment                                                298,282       327,272
  Intangible assets                                                      790,455     1,127,416
                                                                     -----------  ------------
    Total fixed assets and intangibles, net                           13,056,696    13,369,327
                                                                     -----------  ------------

    Total assets                                                     $16,186,840  $ 16,087,271
                                                                     ===========  ============


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                             MARCH 31,     DECEMBER 31,
                                                               2002            2001
                                                           -------------  --------------
                                                            (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                           $     74,452   $      40,813
  Notes payable-other                                         2,519,173       1,922,934
  Disputed note payable to Cootes Drive LLC                     500,000         500,000
  Accounts payable                                              590,363         544,010
  Accounts payable-related parties                               80,728          83,125
  Accrued interest                                              488,368         342,658
  Accrued liabilities                                           433,039         454,827
  Deferred revenue                                              928,494         853,740
                                                           -------------  --------------
    Total current liabilities                                 5,614,617       4,742,107
  Long term notes payable and advances from Chairman          2,211,619       2,150,117
                                                           -------------  --------------
Total liabilities                                             7,826,236       6,892,224
                                                           -------------  --------------

  Commitments and contingencies

Stockholders' equity:
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued
    and outstanding, respectively                             2,027,526       2,027,526
  Common stock, par value $.001, 100,000,000 shares
    authorized;  39,575,780 and 39,383,396 shares
    issued, respectively;  37,894,664 and 37,702,280
    shares outstanding, respectively                             39,575          39,383
  Warrants                                                    1,213,372       1,213,372
  Additional paid in capital                                 24,874,159      24,801,383
  Accumulated deficit                                       (19,393,787)    (18,557,247)
  Treasury stock, at cost, 1,681,116 shares
    at March 31, 2002 and December 31, 2001                    (284,554)       (284,554)
  Accumulated other comprehensive income,
    unrealized gain/(loss) on investments                       (68,748)          1,083
  Less notes receivable issued for purchase of
    common stock                                                (46,939)        (45,899)
                                                           -------------  --------------
    Total stockholders' equity                                8,360,604       9,195,047
                                                           -------------  --------------

    Total liabilities and stockholders' equity             $ 16,186,840   $  16,087,271
                                                           =============  ==============

               The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
(Unaudited)

                                            For the three months ended March 31,
                                            ------------------------------------
                                                  2002               2001
                                            -----------------  -----------------
  REVENUE, NET OF DEFERRED INCOME           $        938,409   $        364,865
                                            -----------------  -----------------

  OPERATING EXPENSES:
    Selling and marketing                             69,981            265,947
    General and administrative                       597,143            840,497
    Production and computer service                  106,279             79,116
    Amortization and depreciation                    595,321            612,865
    Other expense                                    150,000                  -
                                            -----------------  -----------------
    Total operating expenses                       1,518,724          1,798,425
                                            -----------------  -----------------

  LOSS FROM CONTINUING OPERATIONS                   (580,315)        (1,433,560)

  DISCONTINUED OPERATIONS (Notes 4 and 7):
    Loss from operations of discontinued
      business segments                                    -           (317,506)

  INTEREST INCOME (EXPENSE), net                    (224,136)           (80,391)
  GAIN (LOSS) ON SALE OF INVESTMENTS
    AND EQUIPMENT                                    (32,089)             4,600
                                            -----------------  -----------------

  NET LOSS APPLICABLE TO COMMON
    SHAREHOLDERS                                    (836,540)        (1,826,857)

  OTHER COMPREHENSIVE INCOME
    Unrealized loss on investments
      available for sale                             (68,748)                 -
                                            -----------------  -----------------

  NET AND COMPREHENSIVE LOSS
    APPLICABLE TO COMMON
    SHAREHOLDERS                            $       (905,288)  $     (1,826,857)
                                            =================  =================

  LOSS PER COMMON SHARE                     $          (0.02)  $          (0.05)
                                            =================  =================
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS              $              -   $          (0.01)
                                            =================  =================
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                  37,702,348         35,987,460
                                            =================  =================


  The accompanying notes are an integral part of these condensed consolidated financial statements


ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW
(Unaudited)


                                                    For the Three Months ended March 31,
                                                    ------------------------------------
                                                           2002               2001
                                                    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $       (836,540)  $     (1,826,857)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                       45,900             46,000
    Amortization of deferred compensation                          -              9,375
    Amortization and depreciation                            595,321            612,865
    Loss on sales of investments                              32,089                  -
    Gain on sale of equipment                                      -             (4,600)
    Services provided for investments                        (99,476)                 -
    Disposal of operating segments                                 -            317,506
    Changes in:
      Accounts receivable                                   (618,279)              (993)
      Accrued interest on notes receivable                    (1,040)                 -
      Other current assets                                    (3,522)            21,634
      Accounts payable                                        43,956            233,945
      Accrued liabilities                                    125,990             70,824
      Deferred revenue                                        74,754             58,745
      Assets distributable to stockholders                         -             (1,761)
                                                    -----------------  -----------------

    Net cash used in operating activities                   (640,847)          (463,317)
                                                    -----------------  -----------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Proceeds from sales of investments                         153,101                  -
  Proceeds from sale of equipment                                  -              5,000
  Additions to database content and software costs          (282,440)          (436,692)
  Additions to furniture and equipment                          (250)           (13,107)
                                                    -----------------  -----------------

    Net cash used in investment activities                  (129,589)          (444,799)
                                                    -----------------  -----------------


                                                                     (continued)


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW
(Unaudited)


                                                             For the Three Months Ended March 31,
                                                           ----------------------------------------
                                                                  2002                 2001
                                                           -------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                           $           33,639   $          115,520
  Proceeds from notes payable                                         736,502              765,000
  Payments on notes payable                                           (53,761)             (12,103)
  Distribution of Planet Resources assets and liabilities                   -               13,880
                                                           -------------------  -------------------

    Net cash provided by financing activities                         716,380              882,297
                                                           -------------------  -------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                         (54,056)             (25,819)

CASH AND CASH EQUIVALENTS, beginning of period                         69,280               40,475
                                                           -------------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                   $           15,224   $           14,656
                                                           ===================  ===================


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $           70,439   $            4,956
  Cash paid for income taxes                               $                -   $                -
  Non cash investing and financing transactions:
    Fair value of common stock issued as
      note reduction                                       $           25,000   $          250,000
    Fair value of common stock issued as
      compensation for goods and services                  $           45,900   $                -
    Unrealized losses on investments                       $           69,831   $                -



    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS  INC.  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 1-BUSINESS:

ITIS Inc. is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. ITIS also provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on the automated litigation support aspect of the legal services industry.

Prior to October 31, 2001, ITIS also provided training and support with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and marketed a CD-Rom product and Website that assisted in medical billing through Compass Data Systems, Inc. As more fully disclosed in note 7, on October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders and the operations and management of Compass Data Systems were turned over to current Compass employees.

As reflected in the accompanying financial statements, ITIS has incurred $19,393,787 in losses since inception, has a working capital deficit of $3,774,473 at March 31, 2002, and has used significant amounts of cash in operating the company. Should future operating revenues not be sufficient to fund operations, management plans to continue to utilize additional loans from Mr. Hunter Carr (president and chairman of the board of directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from operations or other sources is not available, ITIS may not be able to remain in business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - In management's opinion, the accompanying unaudited interim consolidated financial statements of ITIS have been prepared by management of ITIS in accordance with generally accepted accounting principles in the U.S. (GAAP) and the rules adopted by the United States Securities and Exchange Commission (SEC) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ITIS's latest Annual Report filed with the SEC on Form 10-K. As permitted under these rules, certain footnotes or other financial information that are normally required under annual, audited financial statements have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations in accordance with GAAP for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassification of Accounts- Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation with no effect on net income.

Concentration of Credit Risk-While National Law Library and GoverNet Affairs sell their products to varied individuals and entities, the primary source of the automated litigation support revenues of Litidex(R) at the present time is the law firm of Christian Wukoson Smith & Jewell. At March 31, 2002, Christian Wukoson Smith & Jewell owed Litidex(R) $2,756,749 for automated litigation support services, which represents approximately 95% of the accounts receivable of ITIS. Although the Company expects to collect these receivables, there are no scheduled payments. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months

ITIS  INC.  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(CONTINUED)

Basic Loss Per Share-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at March 31, 2002 and 2001 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

NOTE 3 - DISCUSSIONS WITH THE SEC REGARDING APPLICATION OF ACCOUNTING
PRONOUNCMENTS:

Content Amortization:

As discussed in our 10-K, management believes that the database content and software costs asset of ITIS represent case law that can be used indefinitely, and that this asset should qualify as an intangible asset that will no longer be amortized under SFAS No. 142. Management has discussed this treatment with the SEC and agreed with them that continued amortization of content would be more reflective of the nature of the asset given the costs associated to continually update the database to maintain its value and marketability. The company's accounting treatment is still subject to potential new pronouncements from the Emerging Issues Task Force (EITF) of the Financial Account Standards Board
(FASB). Specifically, the EITF has stated in its abstract EITF 00-20 "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information" that the EITF will address in future meetings:

          1. How to account for the costs incurred to acquire or originate such information for a collection in a database,

          2. If a consensus is reached on issue 1, the nature of the costs that should be capitalized, and

          3. If a consensus is reached on issue 1, how to account for subsequent costs incurred to maintain and refresh the information in the database.

Depending on future issuances by the EITF, it is possible that future additions to database content and software costs may be required to be expensed as incurred which would have a material negative impact on the future results of operations reported by the Company.

Revenue Recognition:

As discussed in our 10-K, management is seeking guidance from the SEC regarding its application of revenue recognition for litigation support services. Discussions with the SEC are still ongoing with no definite conclusion. Management currently defers an average of 22% of litigation support revenue when the contract is signed as a substantial portion of the work required has been performed to obtain the required contract. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which are to update litigation support databases in an electronic format with new client information as it becomes available. Management recognizes revenues from these services as they are performed.

Management believes that it has been both prudent and conservative in determining deferral of revenue recognition; however, the SEC could determine that our revenue recognition policy is inappropriate, which would result in increased deferrals on current and future litigation support contracts.

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 4 - DISCONTINUED OPERATIONS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement. Accordingly, during the year ended December 31, 2001 ITIS recorded a loss on discontinued operations of $897,418 for the disposal of Compass Data Systems and $73,950 for the disposal of Venco Compliance as more fully disclosed in note 7. For the three-month period ended March 31, 2001 losses related to these discontinued operations amounted to $9,403 for Venco Compliance and $308,103 for Compass Data Systems. The implementation of this standard does not represent a significant change from prior Generally Accepted Accounting Principles.

NOTE 5-BUSINESS SEGMENTS

For the quarter ended March 31, 2001, ITIS and its subsidiaries were engaged in the business of providing Internet services, compliance and safety training materials, and automated litigation support services. As of October 31, 2001 we no longer provide compliance and safety training materials, and results from these activities have been classified as discontinued operations. Financial results from continuing operations are as follows:

THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
MARCH 31, 2002                NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Internet Services             $    315,484  $  (689,502)  $180,217  $   12,987,385  $     322,729
Automated Litigation Support       622,925      109,187     45,000       3,199,455        272,592
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Inc.              $    938,409  $  (580,315)  $225,217  $   16,186,840  $     595,321
                              ============  ============  ========  ==============  =============

                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
MARCH 31, 2001                NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------

Internet Services             $    364,865  $(1,433,560)  $ 80,503  $   16,087,271  $     612,865
Automated Litigation Support             -            -          -               -              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Inc.              $    364,865  $(1,433,560)  $ 80,503  $   16,087,271  $     612,865
                              ------------  ------------  --------  --------------  -------------

NOTE  6-IMPAIRMENT  OF  LONG-LIVED  ASSETS:

Because ITIS has not obtained substantial new capital or long-term funding and in consideration of significant losses by the Company and especially the Internet Services segment, management recorded an impairment charge in the amount of $2,741,955 at December 31, 2001 based on valuation estimates using net cash flows projected over the estimated useful lives of the assets.

At this time, ITIS has been unable to secure the additional debt or equity capital that will insure its ability to meet its operational forecasts. If additional funding is not obtained, it is reasonably possible that the Company will not be able to remain in business and that additional impairment will result that will have a material impact on the consolidated financial statements, asset values, and ongoing operations of ITIS. Management believes that the evaluation of potential future impairment of content, goodwill, and other intangibles continues to represent an estimate made by management that is subject to impact in the near term in accordance with the American

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".

Evaluation of impairment will continue to be addressed at least annually until ITIS has an established history on which to better assess anticipated cash flows.

NOTE 7-ACQUISITIONS & DISPOSITIONS:

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

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three Compass shareholders, alleging that the stock the three individuals delivered to ITIS was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and has placed the shares of Compass received in the transaction in the registry of the Nevada Court. Additionally, ITIS has canceled the restricted shares of ITIS that were issued to the three individuals. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass employees. As a result, ITIS wrote off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition had been fully amortized as of the date operations were returned. After accrual of other expenses relating to the disposition of Compass and providing for continued losses from this disposal, a loss on disposition of $897,418 was recorded in the quarter ended December 31, 2001. For the three-month period ended March 31, 2001, losses related to the operations of Compass Data Systems amounted to $308,103. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS received $1,000 on December 1, 2001 and will receive 5% of any future revenues of Venco in excess of $10,000 per month. Including a provision for operating losses during phase-out period, a loss on disposition of $73,950 was recorded in the quarter ended December 31, 2001. For the three-month period ended March 31, 2001, losses related to the operations of Venco amounted to $9,403. These losses have been reported as "discontinued operations" in accordance with SFAS 144. ITIS has not received any amounts related to the agreement to receive 5% of any future revenues of Venco in excess of $10,000 per month and no receipts under this agreement are expected in the near term.

NOTE  8-NOTES  PAYABLE  AND  FINANCING  AGREEMENTS:

The following table summarizes the notes payable and financing agreements of ITIS excluding a disputed $500,000 note payable to Cootes Drive L.L.C. (see note
9).

                                DATE OF       MARCH 31,     DECEMBER 31,
LENDER                          ISSUANCE         2002          2001
---------------------------  --------------  ------------  --------------
Hunter M.A. Carr, CEO        Various         $ 2,211,619   $   2,150,117
George A. Roberts, Director  October 2000        400,000         400,000
W. Allyn Hoaglund, Director  October 2000         50,000          50,000
Phoenix Energy               January 2001        100,000         100,000
George A. Roberts, Director  February 2001       190,000         190,000
Stephen A. Fonicello         February 2001             -          25,000
W. Paul Thayer, Director     Various             132,500         132,500
George A. Roberts, Director  October 2001      1,000,000       1,000,000
Frost National Bank          February 2002        23,672          25,434
Houston RPM, L.C.            March 2002          373,001               -
George A. Roberts, Director  March 2002          250,000               -
                                             ------------  --------------
                                               4,730,792       4,073,051
Less long-term portion to
Hunter M.A. Carr, CEO                         (2,211,619)     (2,150,117)
                                             ------------  --------------

                                             $ 2,519,173   $   1,922,934
                                             ============  ==============

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

As of March 31, 2002, the total principal amount and accrued but unpaid interest owed to Hunter Carr, CEO of ITIS, was $2,211,619 and $195,983, respectively. As of December 31, 2001, the total principal amount and accrued but unpaid interest owed to Mr. Carr was $2,150,117 and $160,196 respectively. During the quarter ended March 31, 2002, Mr. Carr advanced an additional $61,502 for operating expenses. Notes payable to Mr. Carr bear interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such notes to at least July 15, 2003, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments.

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

On January 16, 2001, ITIS executed a demand promissory note in the amount of $100,000 payable to Phoenix Energy Consulting Services, Inc. The note bears interest at 10% per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On April 2, 2002, the lender exercised the option to convert the note plus accrued interest into restricted common shares of ITIS (see note 14).

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

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to Stephen A. Fonicello. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On February 28, 2002, the payee exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 restricted common shares to Mr. Fonicello, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

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

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and is payable in full with accrued interest after one year. The note is secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Wukoson Smith & Jewell, and the law firm of O'Quinn, Laminack & Pirtle. Legal fees of $29,100 were paid from the proceeds of this note.

In March 2002, ITIS executed a demand note for $250,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing April 1, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on March 1, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R). During March 2002, National Law Library paid $51,999 in principal and $5,501 in interest related to this note. As of March 31, 2002, the total principal amount owed to Houston RPM, L.C. was $373,001. On April 26, 2002, the then outstanding balance due on this note, $325,441, was refinanced into a new promissory note to Houston RPM, L.C. (see note 14).

NOTE  9-FINANCING  AGREEMENT  WITH  COOTES  DRIVE  L.L.C.

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to an intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25 million worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to litigation in regard to the foregoing financing agreement (see note 10), it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

On December 5, 2000, ITIS executed a convertible promissory note in the face amount of $500,000 in favor of Cootes Drive. The note was a demand note to accrue interest at the rate of 5% per annum, and the principal could have been converted to common stock of ITIS. In connection with this promissory note, ITIS issued a warrant to Cootes Drive for 41,650 shares of ITIS common stock at an

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others (see note 10). The note is reflected on the accompanying balance sheet as a current liability entitled "Disputed Note Payable to Cootes Drive LLC."

On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001. Due to litigation as discussed herein (see note 10) and because ITIS does not meet the funding requirements, it is not expected that any further funding will occur from this source.

NOTE  10-COMMITMENTS  AND  CONTINGENCIES:

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

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

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

NOTE  11-STOCKHOLDER'S  EQUITY:

Common and Preferred Stock

On February 28, 2002, Stephen A. Fonicello, holder of a demand promissory note dated February 28, 2001 in the principal amount of $25,000, exercised his option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 restricted common shares to Mr. Fonicello, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

Stock Options and Warrants

On March 1, 2002, ITIS issued stock options to Merit Financial, Inc. to purchase 600,000 shares of ITIS's common stock at an exercise price defined as the market price of the stock on the date that the option is exercised, less fifteen percent. These options were issued in exchange for consulting services previously provided to ITIS, and related expense of $45,900 was recorded in March 2002.

NOTE  12-CONDITIONS  AFFECTING  ONGOING  OPERATIONS

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

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

ITIS will be required to obtain additional financing or capital to remain in business, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of May 15, 2002, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS's current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

NOTE  13  -  LICENSING  AGREEMENT:

On March 8, 2002, Litidex(R) entered into an agreement with MedEx Systems, Inc. whereby Litidex(R), through a newly formed Litidex(R) subsidiary, PharmHouse, Inc., intends to operate pharmacies that focus primarily on specialty medications in 81 exclusive territories identified in a Settlement and Separation Agreement. MedEx is a Louisiana corporation that has developed a patent-pending system for technologies related to the operation of such pharmacies. The agreement between MedEx and Litidex(R) provided for a paid-up perpetual license from MedEx for the operating system to be used in pharmacies to be established in territories belonging to Litidex(R). This licensing agreement has been recorded at its cost of $150,000. Subsequent to signing this agreement, and by letter agreement dated March 27, 2002, Litidex(R) paid MedEx an additional $150,000 as earnest money and consulting fees towards a contemplated purchase of 50% of the issued and outstanding shares of MedEx and an associated entity, Pegasus Pharmacy, Inc. This stock purchase was not consummated, and the $150,000 earnest money and consulting fees was recorded as "other expense" in March 2002. PharmHouse has two pharmacies in Houston, Texas in the planning and development stage.

ITIS  INC.  AND  SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE  14-SUBSEQUENT  EVENTS:

Notes  Payable

On April 2, 2002, Phoenix Energy Consulting Services, Inc., holder of a demand promissory note dated January 16, 2001in the principal amount of $100,000, exercised its option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on April 2, 2002, ITIS issued 1,601,565 restricted common shares to the lender, such shares representing $100,000 in principal and $12,109 in accrued but unpaid interest at April 2, 2002.

On April 3, 2002, ITIS executed a demand promissory note for $50,000 in favor of
W. Paul Thayer, a member of the board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

On April 17, 2002, ITIS's wholly owned subsidiary National Law Library executed a promissory note for $675,441 in favor of Houston RPM, L.C. This note refinances $325,441 of the note to Houston RPM, L.C. dated March 1, 2002 in the original amount of $425,000, and provides $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R).

Stockholder's  Equity

On April 11, 2002, ITIS entered into an agreement with a vendor pursuant to which ITIS agreed to issue 257,143 shares of unregistered common stock, valued at $18,000, as consideration for professional services rendered during the 1st quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed, consolidated financial statements of ITIS, which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements regarding ITIS's expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ITIS and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year. Our revenues depend on our ability to attract and retain customers. Most of the customers of National Law Library have the option of discontinuing their service at the end of their monthly subscription period for any reason. Additionally, management realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) will be critical in providing some of the funds necessary to continue company operations and to remain in business. Our expense levels are based, in part, on our expectations as to future revenues. Also, ITIS expects that its operations often will require upfront expenses, but will result in trailing revenues. To the extent that revenues are below expectations, we may be unable or unwilling to reduce expenses proportionately, and operating results and cash flows are likely to be adversely affected.

ITIS Inc. is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc., GoverNet Affairs, Inc., and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. ITIS also provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on the automated litigation support aspect of the legal services industry.

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Accounts receivable, net of doubtful accounts, at March 31, 2002 and December 31, 2001 amount to $2,902,983 and $2,284,704 respectively. Of the accounts receivable at March 31, 2002, 95%, or $2,756,749 represents receivables related to the automated litigation support services of Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements with the customer, which, in management's opinion, provides assurance for the ultimate collection of the fees due.

     - Database content and software costs, which amount to $11,967,959 and $11,914,639 at March 31, 2002 and December 31, 2001 respectively, are a significant asset of the Company. Because ITIS has not obtained substantial new capital or long-term funding and in consideration of significant losses by the Company and especially the Internet Services segment, management recorded an impairment charge in the amount of $2,741,955 at December 31, 2001 based on valuation estimates using net cash flows projected over the estimated useful lives of the assets. While it is management's judgment that the database and content assets will continue to be of significant value to the Company, there is no guarantee that additional material impairments will not be needed in the future.

     - Management believes that the database content and software costs asset of ITIS represent case law that can be used indefinitely, and that this asset should qualify as an intangible asset that will no longer be amortized under SFAS No. 142. Management has discussed this treatment with the SEC and agreed with them that continued amortization of content would be more reflective of the nature of the asset given the costs associated to continually update the database to maintain its value and marketability. The company's accounting treatment is still subject to potential new pronouncements from the Emerging Issues Task Force (EITF) of the Financial Account Standards Board (FASB). Specifically, the EITF has stated in its abstract EITF 00-20 "Accounting for Costs Incurred to Acquire or Originate Information for Database Content and Other Collections of Information" that the EITF will address in future meetings:

          1. How to account for the costs incurred to acquire or originate such information for a collection in a database,

          2. If a consensus is reached on issue 1, the nature of the costs that should be capitalized, and

          3. If a consensus is reached on issue 1, how to account for subsequent costs incurred to maintain and refresh the information in the database.

          Depending on future issuances by the EITF, it is possible that future additions to database content and software costs may be required to be expensed as incurred which would have a material negative impact on the future results of operations reported by the Company.

     - Management is seeking guidance from the SEC regarding its application of revenue recognition for litigation support services. Discussions with the SEC are still ongoing with no definite conclusion. Management currently defers an average of 22% of litigation support revenue when the contract is signed as a substantial portion of the work required has been performed to obtain the required contract. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which are to update litigation support databases in an electronic format with new client information as it becomes available. Management recognizes revenues from these services as they are performed.

          Management believes that it has been both prudent and conservative in determining deferral of revenue recognition; however, the SEC could determine that our revenue recognition policy is inappropriate, which would result in increased deferrals on current and future litigation support contracts.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the three months ended March 31, 2002 and 2001.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $573,545 to $938,409 during the three months ended March 31, 2002, from $364,864 recorded for the three months ended March 31, 2001. The revenue increase for the Internet services segment of our business for the three months ended March 31, 2002 was $364,864, of which $72,670 relates to increased revenues of GoverNet Affairs and $292,194 relates to increased revenues of National Law Library. The automated litigation support services of subsidiary Litidex(R) generated revenues of $622,925 for the three months ended March 31, 2002. While additional contracts to provide these services are anticipated, this increase in revenues may not be sustained if no additional contracts are obtained.

Sales and Marketing Expense. Sales and marketing expense decreased by $195,966 to $69,981 during the three months ended March 31, 2002, from $265,947 for the corresponding period ended March 31, 2001. The majority of the decrease, $134,280, resulted from reduction in the inside and outside sales forces of National Law Library and GoverNet Affairs. Telephone expense related to telemarketing efforts decreased by $22,047. In addition, management eliminated $38,316 in non-productive advertising expenditures.

General and Administrative Expense. General and administrative expense decreased by $243,354 from $840,497 during the three months ended March 31, 2001 to $597,143 for the three months ended March 31, 2002 as a result of the following:

     - Payroll and related costs at the administrative and management level decreased by $41,856 from $414,396 for the three months ended March 31, 2001 to $372,540 for the three months ended March 31, 2002.

     - Non-cash expense related to stock and option awards for the three months ended March 31, 2002 amounted to $45,900, representing a decrease of $20,129 from the $66,029 reported for the three months ended March 31, 2001. - Administrative expense reductions were realized in professional fees, contract services, and the expense of outside consulting which in aggregate decreased by $62,847 from $160,976 for the three months ended March 31, 2001 to $98,129 for the three months ended March 31, 2002.

     - Rent, utilities and related expenses decreased by $77,482 from $126,164 to $48,682 due to renegotiation of the corporate office lease in Houston, Texas and conversion of the operations of GoverNet Affairs to a virtual office scenario, with employees working from their homes.

     - Miscellaneous other general and administrative expenses were reduced by $41,039 from $72,932 for the three months ended March 31, 2001 to $31,893 for the three months ended March 31, 2002.

Production and Computer Service Expense. Production and computer service expense increased by $27,163 to $106,279 for the three months ended March 31, 2002, from $79,116 for the three months ended March 31, 2001. While production labor costs increased by $31,933 primarily due to the automated litigation support services of Litidex(R), various other production expenses were decreased by $4,770.

Amortization and Depreciation Expense. Amortization and depreciation expense decreased by $17,544 to $595,321 for the three months ended March 31, 2002, from $612,865 for the three months ended March 31, 2001.

Other Expense: Other expense of $150,000 for the three months ended March 31, 2002 represents earnest money and consulting fees related to the contemplated purchase of MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy. The purchase was not consummated, and this expense is not expected to recur.

Interest Expense. Interest expense increased by $144,714 to $225,217 for the three months ended March 31, 2002, from $80,503 for the three months ended March 31, 2001. The interest expense increase is due to approximately $1.3 million in new debt acquired in 2001and an additional $675,000 in new debt acquired in the first quarter of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

ITIS's ability to execute its business strategy depends to a highly significant degree on its ability to attract additional capital. ITIS's principal demands for liquidity are cash for operations and funds for investment in new database content.

For the three months ended March 31, 2002, ITIS's cash and cash equivalents decreased in total by $54,056 from the December 31, 2001 balance of $69,280 in available cash and a $40,813 bank overdraft at one its banks to $15,224 in available cash and a $74,452 bank overdraft at March 31, 2002. The Company further had a working capital deficit of $3,774,473. The Company had $2,902,983 in accounts receivable at March 31, 2002. Of this amount, $2,756,749 represents receivables related to the automated litigation support services of Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Accordingly, management has classified $1,140,000 of accounts receivable from litigation support as noncurrent.

Cash used in operating activities of $640,847 is primarily due to operating losses and increases in accounts receivable, which are partially offset by depreciation and amortization and increases in liabilities. Cash used in investment activities of $129,589 is primarily due to additions to database content of $(282,440) offset by proceeds received from the sales of investments of $153,101. Cash provided by financing activities of $716,380 was due to increased borrowings to finance working capital needs.

As further outlined in note 8 to the financial statements, the Company has incurred significant amounts of debt to finance it working capital requirements and has made additional borrowings in the current quarter. As of March 31, 2002, the total principal amount and accrued but unpaid interest owed to Hunter Carr, CEO of ITIS, was $2,211,619 and $195,983, respectively. During the quarter ended March 31, 2002, Mr. Carr advanced an additional $61,502 for operating expenses.

On February 28, 2002, Stephen Fonicello exercised the option to convert his $25,000 note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 restricted common shares to Mr. Fonicello, such shares representing repayment of $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

In March 2002, ITIS executed a demand note for $250,000 in favor of George A. Roberts, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing April 1, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on March 1, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex (R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex (R). During March 2002, National Law Library paid $51,999 in principal and $5,501 in interest related to this note. As of March 31, 2002, the total principal amount owed to Houston RPM, L.C. was $373,001. On April 26, 2002, the then outstanding balance due on this note, $325,441, was refinanced into a new promissory note to Houston RPM, L.C.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. However, at this time ITIS does not have significant cash or other material liquid assets, or an established source of revenues, sufficient to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues and cash flows to be generated by the automated litigation support services of Litidex (R) will be critical in providing some of the funds necessary to continue company operations and to remain in business. While management believes that such revenues and cash flows may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated, the revenues of Litidex (R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex (R) or other sources is not available, ITIS will be unable to remain in business.

ITIS will be required to obtain additional financing or capital to remain in business, and that capital may have provisions that could suppress future stock prices or cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of May 15, 2002, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS's current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

As of March 31, 2002, ITIS's regular monthly cash operating expenditures exceeded monthly cash receipts, not including cash receipts related to the automated litigation support services of Litidex (R), by approximately $225,000. Cash receipts related to the automated litigation support services, approximately $1.2 million for the year ended December 31, 2001, are received on an inconsistent basis and are therefore not included in the above negative cash flow calculation.

Continued development of database and content revenues and obtaining additional automated litigation support contracts through Litidex (R) are critical to the success of the Company's business plan. Continued integration of prior period acquisitions of GoverNet, Brief Reporter, and Litidex (R), as well as any potential future acquisitions, is also critical to the success of the Company's business plan. Management hopes to continue reductions in administrative costs and to increase revenues through increased marketing and the pursuit of joint marketing relationships with other entities. While many factors can impact future operations and these improvements cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

ITIS is exposed to interest rate risk because additional financing will be required. The interest rate that ITIS will be able to obtain on debt financing will depend, among other things, on the financial and operational condition of ITIS and external market conditions at the time such financing is sought.

At March 31, 2002 and December 31, 2001, ITIS holds investments that include available-for-sale securities reflected at fair market value. While we have recorded unrealized gain or loss on these securities in other comprehensive income, ITIS is subject to market volatility in holding these securities in that the actual gain or loss to be realized will depend on the market value of the securities at the time of disposition.

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

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the Plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, and that resolution of the suit is not anticipated in the short term.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the three months ended March 31, 2002 ITIS issued and sold unregistered shares of its common stock to the persons described below:

     1. In February 2002, we issued 192,384 shares of our common stock to Stephen A. Fonicello representing full payment of principal and interest due on a demand promissory note to Mr. Fonicello in the principal amount of $25,000.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

    2.6  Option Agreement to Purchase Stock, dated November 8, 1999, by and between ITIS, as Seller, and Charles E. Bowen, Jr., as Optionee (incorporated by reference to Exhibit 2.3 to ITIS's Form 8-
         K filed on November 30, 1999).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

     *Filed  herewith

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ITIS INC.



May 20, 2002                       /s/  Hunter M.A. Carr
                                   --------------------------
                                           Hunter  M.A.  Carr
                                           President and Chief Executive Officer

                                   /s/  Joanna  Hoover
                                   --------------------------
May 20, 2002                               Joanna  Hoover
                                           Principal Accounting Officer