Form 10-Q
period 2002-06-30
ITIS INC
filed 2002-08-19
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

  [X]         QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

  [ ]              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     10750  HAMMERLY,  HOUSTON,  TEXAS                     77043
 (Address of principal executive office)                 (Zip Code)

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

The number of shares of the registrant's common stock outstanding as of August 16, 2002 was 39,753,372.

                                    ITIS INC.

                                    FORM 10-Q

                          FOR THE QUARTER JUNE 30, 2002

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

Item  3.   Quantitative  and  Qualitative  Disclosures  About Market Risk .   30

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   30

Item  2.  Changes  in  Securities  and  Use  of  Proceeds . . . . . . . . .   31

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . .   31

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36


ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     2002          2001
                                                                                  -----------  -------------
                                                                                  (Unaudited)
                                   ASSETS

Current assets:

  Cash and cash equivalents                                                       $    21,451  $      41,137
  Accounts receivable, net of allowance for doubtful accounts of $84,127 at June 30, 2002 and $34,127 at
    December 31, 2001                                                               1,614,900      1,459,529
  Investments available for sale, at fair market value                                 59,257        199,250
  Note receivable                                                                     125,000              -
  Other current assets                                                                 22,460         14,710
  Current assets of entity to be disposed of                                                -         93,318
                                                                                  -----------  -------------

    Total current assets                                                            1,843,068      1,807,944
                                                                                  -----------  -------------

Long term assets:

  Accounts receivable                                                               1,140,000        760,000
  Licensing agreement                                                                 150,000        150,000
                                                                                  -----------  -------------

    Total long term assets                                                          1,290,000        910,000
                                                                                  -----------  -------------

Fixed assets and intangibles, net of amortization and depreciation
  Database content and software costs                                              11,997,679     11,913,029
  Furniture and equipment                                                             281,214        321,209
  Intangible assets                                                                   120,833        406,701
  Net fixed assets and intangibles of entity to be disposed of                              -        728,388
                                                                                  -----------  -------------
    Total fixed assets and intangibles, net                                        12,399,726     13,369,327
                                                                                  -----------  -------------

    Total assets                                                                  $15,532,794  $  16,087,271
                                                                                  ===========  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements


ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                           JUNE 30,      DECEMBER 31,
                                                                             2002            2001
                                                                         -------------  --------------
                                                                          (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                         $     84,146   $      40,813
  Notes payable-other                                                       2,639,651       1,922,934
  Disputed note payable to Cootes Drive LLC                                   500,000         500,000
  Accounts payable                                                            579,782         535,600
  Accounts payable-related parties                                            109,643          83,125
  Accrued interest                                                            506,874         342,658
  Accrued liabilities                                                         376,381         439,785
  Deferred revenue                                                            776,300         670,245
  Advances received on purchase agreement                                     875,000               -
  Current liabilities of entity to be disposed of                                   -         206,947
                                                                         -------------  --------------
    Total current liabilities                                               6,447,777       4,742,107
  Long term notes payable from Chairman                                     2,150,117       2,150,117
                                                                         -------------  --------------
Total liabilities                                                           8,597,894       6,892,224
                                                                         -------------  --------------

  Commitments and contingencies

Stockholders' equity:
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued
    and outstanding                                                         2,027,526       2,027,526
  Common stock, par value $.001, 100,000,000 shares
    authorized;  41,434,488 and 39,383,396 shares                              41,434          39,383
    issued and 39,753,372 and 37,702,280 shares
    outstanding, respectively at June 30, 2002 and
    December 31, 2001
  Warrants                                                                  1,405,349       1,213,372
  Additional paid in capital                                               25,002,410      24,801,383
  Accumulated deficit                                                     (21,132,341)    (18,557,247)
  Treasury stock, at cost, 1,681,116 shares                                  (284,554)       (284,554)
  Accumulated other comprehensive income,
    unrealized gain/(loss) on investments                                     (76,933)          1,083
  Less notes receivable issued for purchase of
    common stock                                                              (47,991)        (45,899)
                                                                         -------------  --------------
    Total stockholders' equity                                              6,934,900       9,195,047
                                                                         -------------  --------------

    Total liabilities and stockholders' equity                           $ 15,532,794   $  16,087,271
                                                                         =============  ==============

               The accompanying notes are an integral part of these condensed consolidated financial statements


ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS
(Unaudited)


                                                 For the six months ended June 30,       For the three months ended June 30,
                                             ---------------------------------------  -----------------------------------------
                                                   2002                 2001                  2002                 2001
                                             -----------------  --------------------  --------------------  -------------------
  REVENUE, NET OF DEFERRED INCOME            $      1,138,006   $         1,409,983   $           258,249   $        1,117,788
                                             -----------------  --------------------  --------------------  -------------------

  OPERATING EXPENSES:
    Selling and marketing                             117,118               509,507                58,533              289,797
    General and administrative                      1,390,184             1,726,558               833,259              920,259
    Production and computer service                    86,221                36,110                47,239               19,720
    Amortization and depreciation                     783,576             1,086,103               260,122              545,511
    Other expense                                     150,000                     -                     -                    -
                                             -----------------  --------------------  --------------------  -------------------
    Total operating expenses                        2,527,099             3,358,278             1,199,153            1,775,287
                                             -----------------  --------------------  --------------------  -------------------

  LOSS FROM CONTINUING OPERATIONS                  (1,389,093)           (1,948,295)             (940,904)            (657,499)

  DISCONTINUED OPERATIONS (Notes 4 and 7):
    Loss from operations of discontinued
      business segments                              (163,475)             (915,898)              (31,349)            (455,628)
    Loss on disposal of business segments            (607,656)                    -              (607,656)                   -

  INTEREST INCOME (EXPENSE), net                     (341,275)             (158,031)             (117,139)             (77,640)
  GAIN (LOSS) ON SALE OF INVESTMENTS
    AND EQUIPMENT                                     (73,595)              154,207               (41,506)             149,607
                                             -----------------  --------------------  --------------------  -------------------

  NET LOSS                                         (2,575,094)           (2,868,017)           (1,738,554)          (1,041,160)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on investments
      available for sale                              (78,016)              245,120                (9,268)             245,120
                                             -----------------  --------------------  --------------------  -------------------

  NET AND COMPREHENSIVE LOSS                       (2,653,110)           (2,622,897)           (1,747,822)            (796,040)
                                             =================  ====================  ====================  ===================

  LOSS PER COMMON SHARE                      $          (0.07)  $             (0.07)  $             (0.04)  $            (0.02)
                                             =================  ====================  ====================  ===================
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS               $          (0.02)  $             (0.02)  $             (0.02)  $            (0.01)
                                             =================  ====================  ====================  ===================
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                   38,757,236            36,866,599            39,732,947           37,746,815
                                             =================  ====================  ====================  ===================

         The accompanying notes are an integral part of these condensed consolidated financial statements


ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW
(Unaudited)


                                                       For the Six Months ended June,
                                                    ------------------------------------
                                                           2002               2001
                                                    ------------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $      (2,575,094)  $    (2,868,017)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                       237,877           176,248
    Amortization of deferred compensation                           -            15,626
    Amortization and depreciation                             783,576         1,086,103
    (Gain) Loss on sales of investments                        72,194          (149,607)
    (Gain) Loss on sale of equipment                            1,401            (4,600)
    Services provided for investments                        (198,902)         (812,858)
    Disposal of operating segments                            614,759           927,501
    Changes in:
      Accounts receivable                                    (517,265)          (41,329)
      Accrued interest on notes receivable                     (2,092)           (2,228)
      Other current assets                                     (7,750)           28,323
      Accounts payable                                         88,700           377,051
      Accrued liabilities                                     114,990             8,507
      Deferred revenue                                        981,055           180,000
      Assets distributable to stockholders                          -            (1,761)
                                                    ------------------  ----------------

    Net cash used in operating activities                    (406,551)       (1,081,041)
                                                    ------------------  ----------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Note receivable                                             125,000                 -
  Purchases of investments                                          -            (8,711)
  Proceeds from sales of investments                          170,579           711,110
  Proceeds from sale of equipment                               3,600             5,000
  Additions to database content and software costs           (546,330)         (802,958)
  Additions to furniture and equipment                         (1,034)          (18,707)
                                                    ------------------  ----------------

    Net cash used in investment activities                   (498,185)         (114,266)
                                                    ------------------  ----------------

                                                                    (continued)


  The accompanying notes are an integral part of these condensed consolidated financial statements


ITIS  INC.  AND  SUBSIDIARIES
CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW
(Unaudited)


                                                              For the Six Months Ended June 30,
                                                           ---------------------------------------
                                                                  2002                2001
                                                           ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                           $          43,333   $           94,886
  Proceeds from notes payable                                      1,075,000              970,617
  Payments on notes payable                                         (233,283)             (45,732)
  Payments received on notes receivable                                    -              122,500
  Shareholder contribution to paid in capital                              -               40,991
  Distribution of Planet Resources assets and liabilities                  -               13,880
                                                           ------------------  -------------------

    Net cash provided by financing activities                        885,050            1,197,142
                                                           ------------------  -------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (19,686)                1,835

CASH AND CASH EQUIVALENTS, beginning of period                        41,137               25,652
                                                           ------------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                   $         (21,451)  $           27,487
                                                           ==================  ===================



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $         229,545   $          157,478
  Cash paid for income taxes                               $               -   $                -
  Non cash investing and financing transactions:
    Fair value of warrants issued                          $         191,977   $           46,000
    Fair value of common stock issued as
      note reduction                                       $         125,000   $          250,000
    Fair value of common stock issued as
      compensation for goods and services                  $          63,900   $           23,248
    Notes receivable issued for exercise
      of stock options                                     $               -   $          217,700
    Unrealized gains (losses) on investments               $         (78,016)  $          245,120

  The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-BUSINESS:

ITIS Inc. is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. As disclosed in note 7, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider and ceased operation of this subsidiary in June 2002.

ITIS provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on the automated litigation support aspect of the legal services industry.

PharmHouse, Inc. represents a new business segment and newly formed subsidiary of ITIS. PharmHouse concentrates its efforts in the business of pharmacy operations. PharmHouse, originally formed as a subsidiary of Litidex(R), became a wholly owned subsidiary of ITIS in May 2002. PharmHouse expects to open two pharmacies in August 2002 that will focus primarily on specialized medications. Another new subsidiary, OnPoint Solutions Inc., will provide technical support for PharmHouse in the development and operation of the pharmacies.

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

As reflected in the accompanying financial statements, ITIS has incurred $21,132,341 in losses since inception, has a working capital deficit of $4,604,709 at June 30, 2002, and has used significant amounts of cash in
operating the company.   Should future operating revenues not be sufficient to
fund operations, management plans to continue to utilize additional loans from Mr. Hunter Carr (president and chairman of the board of directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from operations or other sources is not available, ITIS will not be able to remain in business.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation-In management's opinion, the accompanying unaudited interim consolidated financial statements of ITIS have been prepared by management of ITIS in accordance with generally accepted accounting principles in the U.S. (GAAP) and the rules adopted by the United States Securities and Exchange Commission (SEC) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in ITIS's latest Annual Report filed with the SEC on Form 10-K at December 31, 2001. As permitted under these rules, certain footnotes or other financial information that are normally required under annual, audited financial statements have been condensed or omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations in accordance with GAAP for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Reclassification of Accounts-Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation with no effect on net income.

Concentration of Credit Risk-The primary source of the automated litigation support revenues of subsidiary Litidex(R) at the present time is the law firm of Christian Wukoson Smith & Jewell. At June 30, 2002, Christian Wukoson Smith & Jewell owed Litidex(R) $2,675,429 for automated litigation support services, which represents approximately 97% of the accounts receivable of ITIS. Although the Company expects to collect these receivables, there are no scheduled payments required by the agreements with the law firm, and collections to date have been minimal. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months.

Basic Loss Per Share-Basic loss per share has been computed by dividing net loss
by the weighted average number of shares outstanding.   Options outstanding at
June 30, 2002 and 2001 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

NOTE 3 - DISCUSSIONS WITH THE SEC REGARDING APPLICATION OF ACCOUNTING
PRONOUNCMENTS:

Database Content and Software Costs Amortization

As disclosed in our December 31, 2001 Form 10-K, management has discussed the application of SFAS No. 142 with the SEC as it pertains to amortization of the database content and software costs of ITIS. Under SFAS No. 142, goodwill and intangible assets with indeterminate lives will no longer be amortized as expense over estimated useful lives after December 31, 2001 for assets acquired prior to July 1, 2001. Management has agreed with the SEC that continued amortization of the database content and software costs would be more reflective of the nature of the asset given the costs associated to continually update the database to maintain its value and marketability. The Company's accounting treatment is still subject to potential new pronouncements from the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB). Depending on future issuances by the EITF, it is possible that future additions to database content and software costs may be required to be expensed as incurred which would have a material negative impact on the future results of operations reported by the Company. Management will continue to monitor all future issuances of accounting principles by the EITF and other regulatory bodies.

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Revenue Recognition

ITIS subsidiary Litidex(R) contracts with law firms to provide litigation support services. These generally include determining if the law firm's potential client has a viable cause of action, providing the law firm with a database containing securities litigation data, and the development of a specific case related database. Litidex(R) does not have any future delivery requirements with respect to the first two elements and the revenue associated with those elements is recognized when evidence exists that indicates that an arrangement with the attorney exists. This evidence usually includes receipt of some form of non-refundable compensation. The third element of the arrangement requires development of a case specific database of information at a future date. Revenues associated with this third element are deferred and recognized as actual document production occurs. This method of revenue recognition is consistent with the method adopted by the Company in the second quarter of 2001 when Litidex(R) commenced providing this type of litigation service.

An average of 22% of litigation support revenues are deferred as a substantial portion of the work required has been performed to complete the first two elements of the arrangement. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which includes the development of a case specific litigation database in an electronic format with the client's information as it becomes available. Management recognizes revenues from these services as they are performed. In determining the amount of income to defer, management consulted with the experienced personnel of Litidex(R) and others regarding the number of documents likely to be processed over the course of the litigation support project and an appropriate retail price to assign to these services. A consensus was reached that 100,000 pages of data was neither too conservative nor too aggressive an estimate to use, and management accordingly applied a fair market value per page processing charge to 100,000 pages of production to determine the deferral amount. While it is virtually impossible to predict the length of time a case may be in litigation, it is reasonable to arrive at a projected number of documents to be processed as part of a litigation support project using the Company's extensive experience in providing these services. It is management's opinion that Generally Accepted Accounting Principles and other professional literature support the Company's litigation services recognition method.

As disclosed in our December 31, 2001 Form 10-K and March 31, 2002 Form 10-Q, management contacted the SEC on a voluntary basis and had numerous discussions with the SEC regarding revenue recognition with respect to the litigation services of our subsidiary Litidex(R). As a result of those discussions, and further research into this matter, management has concluded that the method of accounting used by the Company to record its litigation services revenues is in accordance with Generally Accepted Accounting Principles. However, the Staff of the Securities & Exchange Commission is not in agreement with this position and may require the Company to restate its financial statements with respect to the revenue recognition for litigation services.

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

During the year ended December 31, 2001 ITIS recorded a loss on discontinued operations of $897,418 for the disposal of Compass Data Systems and $73,950 for the disposal of Venco Compliance as more fully disclosed in note 7. For the three and six-month periods ended June 30, 2001, losses related to these discontinued operations amounted to $13,511 and $22,914, respectively, for Venco Compliance and $303,051 and $611,154, respectively, for Compass Data Systems.

A loss from discontinued operations of $163,475 was recorded for the six months ended June 30, 2002 for the disposal of GoverNet Affairs. For the three-month period ended June 30, 2002, as a result of the recognition of $78,172 in deferred revenues, ITIS recorded income from discontinued operations of $54,762 for this disposal. For the three and six-month periods ended June 30, 2001, losses related to the discontinued operations of GoverNet Affairs amounted to $139,066 and $281,830.

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 5-BUSINESS SEGMENTS

For the quarter and six months ended June 30, 2001, ITIS and its subsidiaries were engaged in the business of providing Internet services, compliance and safety training materials, and automated litigation support services. As of October 31, 2001 we no longer provide compliance and safety training materials, and results from these activities have been classified as discontinued operations. Further, the results of operations of subsidiary GoverNet Affairs, which discontinued operations in June 2002, are no longer included in the Internet Services segment and are classified as discontinued operations. A new segment, "Pharmacy Operations," reflects results of new subsidiary PharmHouse, which anticipates opening two pharmacies in August 2002. Financial results from continuing operations are as follows:

                                                    SEGMENT INFORMATION
                                                    --------------------------
                                                   INCOME
SIX MONTHS ENDED                                   (LOSS) FROM    INTEREST     TOTAL           DEPRECIATION/
JUNE 30, 2002                   NET SALES          OPERATIONS     EXPENSE      ASSETS          AMORTIZATION
------------------------------  -----------------  -------------  -----------  --------------  --------------
  Internet Services             $         491,228  $ (1,314,320)  $   244,020  $   12,296,239  $      655,127
  Automated Litigation Support            646,778       (18,328)       99,460       3,208,719         128,449
  Pharmacy Operations                           -       (56,445)            -          27,836               -
                                -----------------  -------------  -----------  --------------  --------------
  Total, ITIS Inc.              $       1,138,006  $ (1,389,093)  $   343,480  $   15,532,794  $      783,576
                                =================  =============  ===========  ==============  ==============

                                                   INCOME
SIX MONTHS ENDED                                   (LOSS) FROM    INTEREST     TOTAL           DEPRECIATION/
  JUNE 30, 2001                 NET SALES          OPERATIONS     EXPENSE      ASSETS          AMORTIZATION
------------------------------  -----------------  -------------  -----------  --------------  --------------
  Internet Services             $         559,983  $ (1,774,083)  $   160,455  $   14,997,439  $      727,184
  Automated Litigation Support            850,000      (174,212)           12       1,542,791         358,919
  Pharmacy Operations                           -             -             -               -               -
                                -----------------  -------------  -----------  --------------  --------------
  Total, ITIS Inc.              $       1,409,983  $ (1,948,295)  $   160,467  $   16,540,230  $    1,086,103
                                =================  =============  ===========  ==============  ==============


                                                     INCOME
THREE MONTHS ENDED                                   (LOSS) FROM    INTEREST     TOTAL           DEPRECIATION/
  JUNE 30, 2002                  NET SALES           OPERATIONS     EXPENSE      ASSETS          AMORTIZATION
------------------------------  -------------------  -------------  -----------  --------------  --------------
  Internet Services             $           234,396  $   (756,944)  $    63,803  $   12,296,239  $      195,898
  Automated Litigation Support               23,853      (127,515)       54,460       3,208,719          64,224
  Pharmacy Operations                             -       (56,445)            -          27,836
                                -------------------  -------------  -----------  --------------  --------------
  Total, ITIS Inc.              $           258,249  $   (940,904)  $   118,263  $   15,532,794  $      260,122
                                ===================  =============  ===========  ==============  ==============


                                                     INCOME
THREE MONTHS ENDED                                   (LOSS) FROM    INTEREST     TOTAL           DEPRECIATION/
  JUNE 30, 2001                  NET SALES           OPERATIONS     EXPENSE      ASSETS          AMORTIZATION
------------------------------  -------------------  -------------  -----------  --------------  --------------
  Internet Services             $           267,788  $   (917,144)  $    79,964  $   14,997,439  $      186,592
  Automated Litigation Support              850,000       259,645             -       1,542,791         358,919
  Pharmacy Operations                             -             -             -               -               -
                                -------------------  -------------  -----------  --------------  --------------
  Total, ITIS Inc.              $         1,117,788  $   (657,499)  $    79,964  $   16,540,230  $      545,511
                                ===================  =============  ===========  ==============  ==============

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 6-IMPAIRMENT OF LONG-LIVED ASSETS:

Because ITIS had not obtained substantial new capital or long-term funding and in consideration of significant losses by the Company, especially in the Internet Services segment, management recorded an impairment charge in the amount of $2,741,955 at December 31, 2001 based on valuation estimates using net cash flows projected over the estimated useful lives of the assets.
While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 (see note 14) has potentially provided $2.5 million in available cash to ITIS, we do not at this time have an established source of revenues, working capital or positive cash flow to cover operating costs to allow the Company to remain in business. If anticipated future revenues are not realized or additional funding is not obtained, it is reasonably possible that the Company will not be able to remain in business and additional impairment will result that will have a material impact on the consolidated financial statements, asset values, and ongoing operations of ITIS. Management believes that the evaluation of potential future impairment of content and other intangibles continues to represent an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties".

Evaluation of impairment will continue to be addressed at least annually.

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

Under the terms of the purchase agreement dated October 2000, sixty-eight percent of Compass stock was to be delivered; however, the required percentage was never received. Further, it appears that the three Compass shareholders never took appropriate action with respect to the sale of their shares of Compass stock.

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three Compass shareholders, alleging that the stock the three individuals delivered to ITIS was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and has placed the shares of Compass received in the transaction in the registry of the Nevada Court. Additionally, ITIS has canceled the restricted shares of ITIS that were issued to the three individuals. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

employees. As a result, ITIS wrote off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition had been fully amortized as of the date operations were returned. After accrual of other disposal expenses relating to the disposition of Compass, a loss on disposition of $897,418 was recorded in the quarter ended December 31, 2001. For the three and six-month periods ended June 30, 2001, losses related to the operations of Compass Data Systems amounted to $303,051 and $611,154, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

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

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS received $1,000 on December 1, 2001 and will receive 5% of any future revenues of Venco in excess of $10,000 per month. A loss on disposition of $73,950 was recorded in the quarter ended December 31, 2001. For the three and six-month periods ended June 30, 2001, losses related to the operations of Venco amounted to $13,511 and $22,914, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144. ITIS has not received any amounts related to the agreement to receive 5% of any future revenues of Venco in excess of $10,000 per month and no receipts under this agreement are expected in the near term.

GoverNet Affairs

On November 15, 1999, ITIS's board of directors approved the purchase of GoverNet Affairs, Inc., a Georgia corporation that owned and operated an Internet site and connected databases that provided subscribers with a Federal and state legislative tracking and monitoring system. In connection with this acquisition, ITIS issued an aggregate of 446,352 shares of common stock in exchange for all the outstanding stock of GoverNet Affairs. The total purchase price of $1,341,400 includes the estimated fair value of common stock issued of $1.3 million, $22,000 of promissory notes payable to two stockholders of GoverNet Affairs, and assumption of $19,400 of other debt. The acquisition was accounted for under the purchase method of accounting and resulted in $1,271,854 of the purchase price being allocated to developed technology, based on the results of an independent appraisal. The results of operations of GoverNet Affairs and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

As part of the purchase agreement to acquire GoverNet Affairs, options to purchase 320,000 shares of ITIS's common stock were granted to the former stockholders of GoverNet Affairs. These stock options are exercisable on August 31, 2000, August 31, 2001, and August 31, 2002 provided certain revenue and earnings targets are achieved in each of the three preceding twelve-month periods. The options are subject to an exercise price of $2.94 per share. None of these options have been exercised, and all are scheduled to expire on August 31, 2002.

In June 2002, management of ITIS transferred the customers of GoverNet Affairs to another provider for no monetary or other consideration and ceased operation of this subsidiary, which had never reached profitability. As a result, ITIS wrote off $593,529 in assets at June 30, 2002, representing the net book value of the developed technology of GoverNet Affairs, originally valued at $1,271,854. A loss on disposition of $607,656 was recorded in the quarter ended June 30, 2002. For the three and six-month periods ended June 30, 2001, losses related to the operations of GoverNet Affairs amounted to $139,066 and $281,830, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

NOTE 8 - NOTES PAYABLE AND FINANCING AGREEMENTS:

     The following table summarizes the notes payable and financing agreements of ITIS excluding a disputed $500,000 note payable to Cootes Drive L.L.C. (see note 9).


                                DATE OF         JUNE 30,     DECEMBER 31,
  LENDE                         ISSUANCE          2002          2001
-----------------------------  --------------  ------------  ----------
  Hunter M.A. Carr, CEO        Various         $ 2,150,117   $2,150,117
  George A. Roberts, Director  Various           1,840,000    1,590,000
  W. Allyn Hoaglund, Director  October 2000         50,000       50,000
  Phoenix Energy               January 2001              -      100,000
  Stephen A. Fonicello         February 2001             -       25,000
  W. Paul Thayer, Director     Various             182,500      132,500
  Frost National Bank          February 2002        21,882       25,434
  Houston RPM, L.C.            March 2002          545,269            -
                                               ------------  ----------
                                                 4,789,768    4,073,051

  Less long-term portion to
  Hunter M.A. Carr, CEO                         (2,150,117)  (2,150,117)
                                               ------------  -----------

                                               $ 2,639,651   $1,922,934
                                               ============  ==========

As of June 30, 2002 and December 31, 2001, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $237,255 and $160,196 at June 30, 2002 and December 31, 2001, respectively. Prior to May 22, 2002, notes payable to Mr. Carr bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, a new note was issued to Mr. Carr in the amount of $2,150,117 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Carr to purchase up to 24,649,771 shares of common stock of ITIS at $.096

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $99,074 related to the issuance of these warrants was recorded in May 2002.With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2003, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

In October 2000, February 2001, and March 2002, ITIS executed demand notes for $400,000, $190,000, and $250,000 respectively, in favor of George A. Roberts, a member of its board of directors. The notes bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of Dr. Roberts. This note bore interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and was payable in full with accrued interest after one year. The note was secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Wukoson Smith & Jewell, and the law firm of O'Quinn, Laminack & Pirtle. Legal fees of $29,100 were paid from the proceeds of this note. On May 22, 2002, a new note was issued to Dr. Roberts in the amount of $1,840,000 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 21,073,520 shares of common stock of ITIS at $.096 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $84,700 related to the issuance of these warrants was recorded in May 2002.

In October 2000, ITIS executed a demand note for $50,000 in favor of W. Allyn Hoaglund, a member of its board of directors. The note bears interest at the rate of prime plus two percent per year and is payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note may be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option.

On January 16, 2001, ITIS executed a demand promissory note in the amount of $100,000 payable to Phoenix Energy Consulting Services, Inc. The note bore interest at 10% per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On April 2, 2002, the lender exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, ITIS issued 1,601,565 restricted common shares to the lender, such shares representing $100,000 in principal and $12,109 in accrued and unpaid interest at April 2, 2002.

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to Stephen A. Fonicello. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On February 28, 2002, Mr. Fonicello exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 restricted common shares to Mr. Fonicello, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

On February 5, March 21, April 11, and May 16 of 2001, and on April 3, 2002, ITIS executed demand promissory notes for $50,000, $70,000, $25,000, $12,500, and $50,000 respectively, in favor of W. Paul Thayer, a member of the board of directors. On May 31, 2001, ITIS repaid Mr. Thayer $25,000 of principal toward these notes. Prior to May 22, 2002, the notes bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, a new note was issued to Mr. Thayer in the amount of $182,500 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 2,041,020 shares of common stock of ITIS at $.096 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $8,203 related to the issuance of these warrants was recorded in May 2002.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R). At June 30, 2002, the total principal amount owed to Houston RPM, L.C. was $545,269. During the three months ended June 30, 2002, National Law Library paid $152,732 in principal and $26,176 in interest related to this note.

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

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

NOTE 10-COMMITMENTS AND CONTINGENCIES:

Litigation

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. The defendants filed motions to dismiss the case, and on July 17, 2002, the Judge issued an opinion refusing dismissal. The case is ongoing, and discovery is underway. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

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

On July 18, 2002 HEB Grocery Company, LP, the previous landlord of ITIS, filed a lawsuit in Texas District Court in Houston seeking damages in a presently unspecified amount for alleged breach by ITIS of the lease for its prior location. The answer date for ITIS has not yet been reached. ITIS intends to answer and vigorously defend this suit on the grounds that HEB did not perform its obligations, including repairing the roof, preventing mold, providing adequate and accurately measured utilities, and others.

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

On April 2, 2002, Phoenix Energy Consulting Services, Inc., holder of a demand promissory note dated January 16, 2001 in the principal amount of $100,000, exercised the option to convert the note plus accrued interest into restricted

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

common shares of ITIS. Accordingly, on April 2, 2002, ITIS issued 1,601,565 restricted common shares to the lender, such shares representing $100,000 in principal and $12,109 in accrued and unpaid interest at April 2, 2002.

On April 11, 2002, ITIS entered into an agreement with a vendor pursuant to which ITIS issued 257,143 shares of unregistered common stock, valued at $18,000, as consideration for professional services rendered during the 1st quarter of 2001.

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

On May 22, 2002, in conjunction with the renewal and consolidation of various notes payable to Hunter M.A. Carr, W. Paul Thayer, and George A. Roberts (see note 8), ITIS cancelled any and all rights to convert principal and interest of the prior notes to common stock and instead issued warrants to Carr, Thayer and Roberts to purchase up to 24,649,771, 2,041,020, and 21,073,520 shares of common stock, respectively, at $.096 per share. Expense of $191,977 and an equal amount of equity related to issuance of these warrants was recorded in May 2002.

NOTE 12-CONDITIONS AFFECTING ONGOING OPERATIONS

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 has potentially provided $2.5 million in available cash to ITIS (see note 14), we do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. However, cash provided by the automated litigation support services of Litidex(R) is not received on a scheduled basis, and PharmHouse has not yet commenced pharmacy operations. While management believes that revenues provided by these subsidiaries may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated by management, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If the receivables associated with the litigation services contracts are not collected timely, or at all, cash flow will be severely restricted and additional reliance will have to be placed on other sources of cash, if available when needed. Although management believes that the receivables will be collected, collections to date have been minimal. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of August 15, 2002, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS's current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

Obtaining additional automated litigation support contracts through Litidex(R) and the success of the PharmHouse stores are critical to the success of the Company's business plan. Management hopes to continue reductions in operating costs and to increase revenues through the pursuit of additional litigation service contracts and aggressive marketing of our PharmHouse stores. While many factors can impact future operations and these improvements cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary. As reflected in note 14-Subsequent Events and elsewhere in these footnotes and Form 10-Q, management is currently pursuing alternatives in its attempt to provide the cash necessary to remain in business. Alternatives being considered include the sale of other ITIS subsidiaries.

NOTE 13 - LICENSING AGREEMENT:

On March 8, 2002, Litidex(R) entered into an agreement with MedEx Systems, Inc. whereby Litidex(R), through a newly formed Litidex(R) subsidiary, PharmHouse, Inc., intends to operate pharmacies that focus primarily on specialty medications in 81 exclusive territories identified in a Settlement and Separation Agreement. MedEx is a Louisiana corporation that has developed a patent-pending system for technologies related to the operation of such pharmacies. The agreement between MedEx and Litidex(R) provided for a paid-up perpetual license from MedEx for the operating system to be used in pharmacies to be established in territories belonging to Litidex(R). This licensing agreement has been recorded at its cost of $150,000. Subsequent to signing this agreement, and by letter agreement dated March 27, 2002, Litidex(R) paid MedEx an additional $150,000 as earnest money and consulting fees towards a contemplated purchase of 50% of the issued and outstanding shares of MedEx and an associated entity, Pegasus Pharmacy, Inc. This stock purchase was not consummated, and the $150,000 earnest money and consulting fees was recorded as "other expense" in March 2002. An additional $125,000 was advanced to MedEx pursuant to an interim binding letter agreement dated April 11, 2002. Under the terms of this agreement, MedEx agreed to repay the $125,000 plus 8% interest within 120 days of demand by PharmHouse if the stock purchase was not consummated. On May 15, 2002, PharmHouse issued a demand letter to MedEx for repayment of these funds. PharmHouse has two pharmacies in Houston, Texas expected to open in August 2002.

ITIS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 14-SUBSEQUENT EVENTS:

Acquisition or Disposition of Assets

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 specialty medication pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 stores in exchange for additional funding of $500,000 to ITIS. At June 30, 2002, Rainmaker had advanced $875,000 of the $2,500,000 purchase price in anticipation of execution of this Purchase Agreement. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed specialty medication pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While at the date of the filing of this Form 10-Q, no such pharmacy has been opened, all funding requests made by ITIS have been honored by Rainmaker.

On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million dollars, of which $91,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest.

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

ITIS Inc. is a Delaware corporation that provides electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consists of pending legislation, statutory law, rules and case law at the federal and state levels. Legal briefs from certain important cases before federal and state courts are also available, as are litigation forms. As disclosed in note 7, management of ITIS transferred the customers of Internet Services subsidiary GoverNet Affairs, Inc. to another provider and ceased operation of this subsidiary in June 2002.

ITIS provides database content, data conversion, automated litigation support, software, and hardware through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on the automated litigation support aspect of the legal services industry.

Representing a new business segment for ITIS, newly formed subsidiary PharmHouse Inc. concentrates its efforts in the business of pharmacy operations. PharmHouse, originally a subsidiary of Litidex(R), became a wholly owned subsidiary of ITIS in May 2002. In August 2002 PharmHouse expects to open two pharmacies that will focus primarily on specialized medications. Another new subsidiary, OnPoint Solutions Inc., will provide technical support for PharmHouse in the development and operation of the pharmacies.

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

The revenues of National Law Library depend on our ability to attract and retain customers. Most of the customers of National Law Library have the option of discontinuing their service at the end of their monthly subscription period for any reason. Additionally, management realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. Our expense levels are based, in part, on our expectations as to future revenues. To the extent that revenues are below expectations, we may be unable or unwilling to reduce expenses proportionately, and operating results and cash flows are likely to be adversely affected.

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Accounts receivable, net of doubtful accounts, at June 30, 2002 and December 31, 2001 amount to $2,754,900 and $2,219,529 respectively. Of the accounts receivable at June 30, 2002, 97%, or $2,675,429, represents receivables related to the automated litigation support services of Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements with the customer, which, in management's opinion, provides assurance for the ultimate collection of the fees due.

     - Database content and software costs, which amount to $11,997,679 and $11,913,029 at June 30, 2002 and December 31, 2001 respectively, are a significant asset of the Company. Because ITIS has not obtained substantial new capital or long-term funding and in consideration of significant losses by the Company and especially the Internet Services segment, management recorded an impairment charge in the amount of $2,741,955 at December 31, 2001 based on valuation estimates using net cash flows projected over the estimated useful lives of the assets. While it is management's judgment that the database and content assets will continue to be of significant value to the Company, there is no guarantee that additional material impairments will not be needed in the future.

     - Management has discussed the application of SFAS No. 142 with the SEC as it pertains to amortization of the database content and software costs of ITIS. Under SFAS No. 142, goodwill and intangible assets with indeterminate lives will no longer be amortized as expense over estimated useful lives after December 31, 2001 for assets acquired prior to July 1, 2001. Management has agreed with the SEC that continued amortization of the database content and software costs would be more reflective of the nature of the asset given the costs associated to continually update the database to maintain its value and marketability. The Company's accounting treatment is still subject to potential new pronouncements from the Emerging Issues Task Force
          (EITF) of the Financial Accounting Standards Board (FASB). Depending on future issuances by the EITF, it is possible that future additions to database content and software costs may be required to be expensed as incurred which would have a material negative impact on the future results of operations reported by the Company. Management will continue to monitor all future issuances of accounting principles by the EITF and other regulatory bodies.

     - ITIS subsidiary Litidex(R) contracts with law firms to provide litigation support services. These generally include determining if the law firm's potential client has a viable cause of action, providing the law firm with a database containing securities litigation data, and the development of a specific case related database. Litidex(R) does not have any future delivery requirements with respect to the first two elements and the revenue associated with those elements is recognized when evidence exists that indicates that an arrangement with the attorney exists. This evidence usually includes receipt of some form of non-refundable compensation. The third element of the arrangement requires development of a case specific database of information at a future date. Revenues associated with this third element are deferred and recognized as actual document production occurs. This method of revenue recognition is consistent with the method adopted by the Company in the second quarter of 2001 when Litidex(R) commenced providing this type of litigation service.

          An average of 22% of litigation support revenues are deferred as a substantial portion of the work required has been performed to complete the first two elements of the arrangement. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which includes the development of a case specific litigation database in an electronic format with the client's information as it becomes available. Management recognizes revenues from these services as they are performed. In determining the amount of income to defer, management consulted with the experienced personnel of Litidex(R) and others regarding the number of documents likely to be processed over the course of the litigation support project and an appropriate retail price to assign to these services. A consensus was reached that 100,000 pages of data was neither too conservative nor too aggressive an estimate to use, and management accordingly applied a fair market value per page processing charge to 100,000 pages of production to determine the deferral amount. While it is virtually impossible to predict the length of time a case may be in litigation, it is reasonable to arrive at a projected number of documents to be processed as part of a litigation support project using the Company's extensive experience in providing these services. It is management's opinion that Generally Accepted Accounting Principles and other professional literature support the Company's litigation services recognition method.

          As disclosed in our December 31, 2001 Form 10-K and March 31, 2002 Form 10-Q, management contacted the SEC on a voluntary basis and had numerous discussions with the SEC regarding revenue recognition with respect to the litigation services of our subsidiary Litidex(R). As a result of those discussions, and further research into this matter, management has concluded that the method of accounting used by the Company to record its litigation services revenues is in accordance with Generally Accepted Accounting Principles. However, the Staff of the Securities & Exchange Commission is not in agreement with this position and may require the Company to restate its financial statements with respect to the revenue recognition for litigation services.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the six and three months ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS

Revenues-Revenues decreased by $271,977 to $1,138,006 during the six months ended June 30, 2002, from $1,409,983 recorded for the six months ended June 30, 2001. Revenues also decreased by $859,539 for the quarter ended June 30, 2002, from $1,117,788 in recorded revenues for the quarter ended June 30, 2001 to $258,249 in revenues for the quarter ended June 30, 2002. Revenues from our Internet services segment decreased by $68,755 from $559,983 during the six months ended June 30, 2001 to $491,228 for the six months ended June 30, 2002. Internet services revenue also decreased by $33,392 from $267,788 for the quarter ended June 30, 2001 to $234,396 for the quarter ended June 30, 2002. The reduction in sales in both periods is primarily due to reductions in sales and marketing efforts. Revenues from our automated litigation support services of subsidiary Litidex(R) decreased by $203,222 for the six months ended June 30, 2002 from $850,000 recorded for the six months ended June 30, 2001 to $646,778 recorded for the six months ended June 30, 2002. The revenues of Litidex(R) also decreased by $826,147 for the quarter ended June 30, 2002 from $850,000 recorded for the quarter ended June 30, 2001 to $23,853 for the quarter ended June 30, 2002. These decreases are due to no new litigation contracts being received in the quarter ended June 30, 2002. While additional contracts to provide these services are anticipated, revenues and cash flow from automated litigation support services may not be sustained if no additional contracts are obtained.

Sales and Marketing Expense-Sales and marketing expense decreased by $392,389 to $117,118 during the six months ended June 30, 2002, from $509,507 for the corresponding period ended June 30, 2001. Sales and marketing expense also decreased by $231,264 from $289,797 for the quarter ended June 30, 2001 to $58,533 for the quarter ended June 30,2002. The majority of the decrease in both periods resulted from reduction in the sales force of National Law Library. Other decreases were attributable to reductions in telephone expense related to telemarketing efforts and the elimination of non-productive advertising expenditures related to our Internet services segment.

General and Administrative Expense-General and administrative expense decreased by $336,374 from $1,726,558 during the six months ended June 30, 2001 to $1,390,184 for the six months ended June 30, 2002. General and administrative expense also decreased by $87,000 for the quarter ended June 30, 2002 from $920,259 in expenses recorded for the quarter ended June 30, 2001 to $833,259 in expenses for the quarter ended June 30, 2002.

     - Payroll and related costs at the administrative and management level decreased by $97,129 from $729,631 for the six months ended June 30, 2001 to $632,502 for the six months ended June 30, 2002, and by

          $35,971 from $351,468 for the quarter ended June 30, 2001 to $315,497 for the quarter ended June 30, 2002, due to workforce and salary reductions.

     - Non-cash expense related to stock and option awards for the six months ended June, 2002 amounted to $237,877, representing an increase of $35,350 from the $202,527 reported for the six months ended June 30, 2001. Stock and option awards increased by $55,479 for the quarter ended June 30, 2002 from $136,498 reported for the quarter ended June 30, 2001 to $191,977 for the quarter ended June 30, 2002.

     - Administrative expense reductions were realized in professional fees, contract services, and the expense of outside consulting which in aggregate decreased by $197,830 from $442,085 for the six months ended June 30, 2001 to $244,255 for the six months ended June 30, 2002. Reduction in these fees were also realized in the quarter ended June 30, 2002 in the amount of $126,320, from $255,897 in expense for the quarter ended June 30, 2001 to $129,577 for the quarter ended June 30, 2002.

     - Rent, utilities and related expenses decreased by $53,651 for the six months ended June 30, 2002 from $158,558 for the six months ended June 30, 2001 to $104,907 for the six months ended June 30, 2002. These expenses also decreased by $11,261 for the quarter ended June 30, 2002 to $49,419 for the quarter ended June 30, 2002 from $60,680 for the quarter ended June 30, 2001. These reductions are due to renegotiation of the corporate office lease in Houston, Texas in January 2001 and a corporate move to smaller office space in June 2002.

     - Miscellaneous other general and administrative expenses were reduced by $23,114 from $193,757 for the six months ended June 30, 2001 to $170,643 for the six months ended June 30, 2002. These expenses increased by $31,073 to $146,789 for the quarter ended June 30, 2002 from $115,716 for the quarter ended June 30, 2001 primarily due to the recording of a $50,000 allowance for doubtful collection of rents due from a subtenant at our previous office location.

Production and Computer Service Expense-Production and computer service expense increased by $50,111 to $86,221 for the six months ended June 30, 2002, from $36,110 for the six months ended June 30, 2001. Production and computer service expense also increased by $27,519 from $19,720 for the quarter ended June 30, 2001 to $47,239 for the quarter ended June 30, 2002. Production labor costs increased primarily due to the automated litigation support services of Litidex(R).

Amortization and Depreciation Expense-Amortization and depreciation expense decreased by $302,527 to $783,576 for the six months ended June 30, 2002, from $1,086,103 for the six months ended June 30, 2001. Amortization and depreciation expense also decreased by $285,389 to $260,122 for the quarter ended June 30, 2002 from $545,511 for the quarter ended June 30, 2001. These decreases are primarily due to the completion of amortization of a $2 million service contract of subsidiary Litidex(R). Quarterly amortization of the contract amounted to $260,868 per quarter until expiration of the contract in the first quarter of 2002.

Other Expense-Other expense of $150,000 for the six months ended June 30, 2002 represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy, as further discussed in note 13 to the financial statements. The purchase was not consummated, and this expense is not expected to recur.

Interest Expense-Interest expense increased by $183,013 to $ 343,480 for the six months ended June 30, 2002, from $160,467 for the six months ended June 30, 2001. Interest expense also increased by $38,299 for the quarter ended June 30, 2002 from $79,964 for the quarter ended June 30, 2001 to $118,263 for the quarter ended June 30, 2002. The interest expense increase is due to approximately $1.3 million in new debt acquired in 2001 and an additional $675,000 and $400,000 in new debt acquired in the first and second quarters of 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability generate an established source of revenues, working capital and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations, funds for investment in new database content, and funds for development of PharmHouse stores.

For the six months ended June 30, 2002, ITIS's cash and cash equivalents decreased in total by $63,019 from the December 31, 2001 balance of $41,137 in available cash and a $40,813 bank overdraft at one its banks to $21,451 in available cash and a $84,146 bank overdraft at June 30, 2002. The Company further had a working capital deficit of $4,604,709. The Company had $2,754,900 in accounts receivable at June 30, 2002. Of this amount, $2,675,429 represents receivables related to the automated litigation support services of Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Accordingly, management has classified $1,140,000 of accounts receivable from litigation support as noncurrent at June 30, 2002.

Cash used in operating activities of $406,551 is primarily due to operating losses, disposal of operating segments (GoverNet Affairs), and increases in accounts receivable and deferred revenues, which are partially offset by depreciation and amortization and increases in liabilities. Cash used in investment activities of $498,185 is primarily due to additions to database content of $(546,330) offset by proceeds received from the sales of investments of $170,579. Cash provided by financing activities of $885,050 was due to increased borrowings to finance working capital needs.

As further outlined in note 8 to the financial statements, the Company has incurred significant amounts of debt to finance its working capital requirements and has made additional borrowings in the current quarter. As of June 30, 2002, the total principal amount and accrued but unpaid interest owed to Hunter Carr, CEO of ITIS, was $2,150,117 and $237,255, respectively.

On February 28, 2002, Stephen Fonicello exercised the option to convert his $25,000 note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 restricted common shares to Mr. Fonicello, such shares representing repayment of $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

In March 2002, ITIS executed a demand note for $250,000 in favor of George A. Roberts, a member of its board of directors. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, this note was renewed and consolidated with other notes payable to Dr. Roberts. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 21,073,520 shares of common stock at $.096 per share and cancelled any and all rights to convert principal and interest of the prior note to common stock. The new note bears interest at 18% per year, and is payable on demand after one year.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Inc. and Litidex(R). At June 30, 2002, the total principal amount owed to Houston RPM, L.C. was $545,269. During the three months ended June 30, 2002, National Law Library paid $152,732 in principal and $26,176 in interest related to this note.

In April 2002, ITIS executed a demand note for $50,000 in favor of W. Paul Thayer, a member of its board of directors. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, this note was renewed and consolidated with other notes payable to Mr. Thayer. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 2,041,020 shares of common stock at $.096 per share and cancelled any and all rights to convert principal and interest of the prior note to common stock. The new note bears interest at 18% per year, and is payable on demand after one year.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 has provided $2.5 million in available cash to ITIS, we do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. However, cash provided by the automated litigation support services of Litidex(R) is not received on a scheduled basis, and PharmHouse has not yet commenced pharmacy operations. While management believes that revenues provided by these subsidiaries may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated by management, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If the receivables associated with the litigation services contracts are not collected timely, or at all, cash flow will be severely restricted and additional reliance will have to be placed on other sources of cash, if available when needed. Although management believes that the receivables will be collected, collections to date have been minimal. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of August 15, 2002, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS's current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

As reflected in note 14-Subsequent Events and elsewhere in these footnotes and Form 10-Q, management is currently pursuing alternatives in its attempt to provide the cash necessary to remain in business. Alternatives being considered include the sale of other ITIS subsidiaries.

As of June 30, 2002, ITIS's regular monthly cash operating expenditures exceeded monthly cash receipts, not including cash receipts related to the automated litigation support services of Litidex(R), by approximately $225,000. Cash receipts related to the automated litigation support services are received on an inconsistent basis and are therefore not included in the above negative cash flow calculation.

Obtaining additional automated litigation support contracts through Litidex(R) and the success of the PharmHouse stores are critical to the success of the Company's business plan. Management hopes to continue reductions in operating costs and to increase revenues through the pursuit of additional litigation service contracts and aggressive marketing of our PharmHouse stores. While many factors can impact future operations and these improvements cannot be assured of success, the management of ITIS intends to take all actions deemed prudent and necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITIS is exposed to interest rate risk because additional financing may be required. The interest rate that ITIS will be able to obtain on debt financing will depend, among other things, on the financial and operational condition of ITIS and external market conditions at the time such financing is sought.

At June 30, 2002 and December 31, 2001, ITIS holds investments that include available-for-sale securities reflected at fair market value. While we have recorded unrealized gain or loss on these securities in other comprehensive income, ITIS is subject to market volatility in holding these securities in that the actual gain or loss to be realized will depend on the market value of the securities at the time of disposition.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us as described below. The United

States District Judge granted this motion and the case has been transferred to the Southern District of New York. The defendants filed motions to dismiss the case, and on July 17, 2002, the Judge issued an opinion refusing dismissal. The case is ongoing, and discovery is underway. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $10,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of a key officer at ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

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

On July 18, 2002 HEB Grocery Company, LP, the previous landlord of ITIS, filed a lawsuit in Texas District Court in Houston seeking damages in a presently unspecified amount for alleged breach by ITIS of the lease for its prior location. The answer date for ITIS has not yet been reached. ITIS intends to answer and vigorously defend this suit on the grounds that HEB did not perform its obligations, including repairing the roof, preventing mold, providing adequate and accurately measured utilities, and others.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2002 ITIS issued unregistered shares of its common stock to the persons described below:

     1. In April 2002, we issued 1,601,565 shares of our common stock to Phoenix Energy Consulting Services, Inc., representing full payment of principal and interest due on a demand promissory note in the principal amount of $100,000.

     2. In April 2002, we issued 257,143 shares of our common stock to a vendor as consideration for professional services rendered.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT        DESCRIPTION
NUMBER
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

EXHIBIT        DESCRIPTION
NUMBER
-------        -----------

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

EXHIBIT        DESCRIPTION
NUMBER
-------        -----------

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

10.16 Securities Purchase Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000.

EXHIBIT        DESCRIPTION
NUMBER
-------        -----------

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

10.28* Warrant to purchase 24,649,771 shares of ITIS's common stock issued to Hunter M.A. Carr dated May 22, 2002.

10.29* Warrant to purchase 21,073,520 shares of ITIS's common stock issued to George A. Roberts dated May 22, 2002.

10.30* Warrant to purchase 2,041,020 shares of ITIS's common stock issued to W. Paul Thayer dated May 22, 2002.

16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to ITIS's Form 8-K/A filed on April 5, 2000).

EXHIBIT        DESCRIPTION
NUMBER
-------        -----------

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


                                    ITIS INC.




August 19, 2002                     /s/ Hunter M.A. Carr
                             -------------------------------
                                    Hunter M.A. Carr
                                    President and Chief Executive Officer

                                   /s/ Joanna Hoover
                             -------------------------------
August 19, 2002                    Joanna Hoover
                                   Principal Accounting Officer