Form 10-Q
period 2002-09-30
ITIS INC
filed 2002-11-19
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACTOF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              ____________________

                         Commission File Number 1-07149

                               ITIS HOLDINGS INC.
                              (Formerly ITIS Inc.)
             (Exact Name of Registrant as specified in its charter)


               NEVADA                                     74-3069407
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization                     Identification No.)


   10750 HAMMERLY, HOUSTON, TEXAS                           77043
   (Address of principal executive office)                (Zip Code)


   Registrant's telephone number, including area code:     (281) 600-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

The number of shares of the registrant's common stock outstanding as of November 19, 2002 was 5,189,338.

                                 ITIS HOLDINGS INC.

                                     FORM 10-Q

                         FOR THE QUARTER SEPTEMBER 30, 2002

                                       INDEX


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements . . . . . . . . . . .     3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .    26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . .    35

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .    35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .    36

Item 2. Changes in Securities and Use of Proceeds. . . . . . . . . . . . .    37

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .    37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          2002           2001
                                                                     --------------  -------------
                                                                       (Unaudited)
                                 ASSETS

Current assets:

  Cash and cash equivalents                                          $       19,872  $      34,165
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127 at  September 30, 2002 and December 31, 2001              1,554,886      1,457,328
  Investments available for sale, at fair market value                       41,177        199,250
  Notes receivable less deferred gross profit
    of $192,000 at September 30, 2002                                       125,000              -
  Other current assets                                                       20,950         13,910
  Inventory                                                                  41,279              -
  Assets held for sale                                                   11,229,053              -
  Current assets of entity to be disposed of                                      -        103,291
                                                                     --------------  -------------

    Total current assets                                                 13,032,217      1,807,944
                                                                     --------------  -------------

Long term assets:

  Accounts receivable                                                     1,140,000        760,000
  Licensing agreement                                                       150,000        150,000
                                                                     --------------  -------------

    Total long term assets                                                1,290,000        910,000
                                                                     --------------  -------------

Fixed assets and intangibles, net of amortization and depreciation
  Database content and software costs                                       386,115     11,487,132
  Furniture and equipment                                                   237,011        315,826
  Intangible assets                                                               -        260,868
  Net fixed assets and intangibles of entity to be disposed of                    -      1,305,501
                                                                     --------------  -------------
    Total fixed assets and intangibles, net                                 623,126     13,369,327
                                                                     --------------  -------------

    Total assets                                                     $   14,945,343  $  16,087,271
                                                                     ==============  =============


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2002             2001
                                                           ---------------  --------------
                                                             (Unaudited)

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                           $       55,049   $      40,813
  Notes payable-other                                           2,506,033       1,922,934
  Disputed note to Cootes Drive LLC                               500,000         500,000
  Accounts payable                                                543,116         535,599
  Accounts payable-related parties                                      -          83,125
  Accrued interest                                                699,319         342,658
  Accrued liabilities                                             178,894         439,785
  Deferred revenue                                                759,480         670,245
  Deposit on sales contract                                        24,166               -
  Current liabilities of entity to be disposed of                       -         206,948
                                                           ---------------  --------------
     Total current liabilities                                  5,266,057       4,742,107
                                                           ---------------  --------------
  Long term notes payable from Chairman                         2,150,117       2,150,117
  Imputed note payable to related party                         1,939,500               -
                                                           ---------------  --------------
     Total long term liabilities                                4,089,617       2,150,117
                                                           ---------------  --------------
Total liabilities                                               9,355,674       6,892,224
                                                           ---------------  --------------

  Commitments and contingencies

Stockholders' equity:
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued          2,027,526       2,027,526
    and outstanding
  Common stock, par value $.001, 150,000,000 shares
     authorized;  5,357,450 and 3,938,340 shares issued
     and 5,189,338 and 3,770,228 shares outstanding,
    respectively at September 30, 2002
    and December 31, 2001                                          53,575          39,383
  Warrants                                                      1,405,349       1,213,372
  Additional paid in capital                                   25,475,869      24,801,383
  Accumulated deficit                                         (22,890,745)    (18,557,247)
  Treasury stock, at cost, 168,112 shares                        (284,554)       (284,554)
  Accumulated other comprehensive income,
    unrealized gain/(loss) on investments                        (148,296)          1,083
  Less notes receivable issued for purchase of
    common stock                                                  (49,055)        (45,899)
                                                           ---------------  --------------
     Total stockholders' equity                                 5,589,669       9,195,047
                                                           ---------------  --------------

     Total liabilities and stockholders' equity            $   14,945,343   $  16,087,271
                                                           ===============  ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)


                                                  For the nine months        For the three months
                                                  ended September 30,         ended September 30,
                                              --------------------------  --------------------------
                                                  2002          2001          2002          2001
                                              ------------  ------------  ------------  ------------
  REVENUE, NET OF DEFERRED INCOME             $   895,469   $ 2,130,400   $   246,042   $ 1,280,400
                                              ------------  ------------  ------------  ------------

  OPERATING EXPENSES:
    Selling and marketing                          94,202       106,405        66,880        11,174
    General and administrative                  2,148,355     1,903,674       918,069       433,079
    Production and computer service               208,287        65,402       118,044        31,642
    Amortization and depreciation                 650,876     1,237,342       101,381       412,903
    Other expense                                 150,000             -             -             -
                                              ------------  ------------  ------------  ------------
    Total operating expenses                    3,251,720     3,312,823     1,204,374       888,798
                                              ------------  ------------  ------------  ------------

  INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                 (2,356,251)   (1,182,423)     (958,332)      391,602

  DISCONTINUED OPERATIONS (Notes 3 and 6):
    Income (loss) from operations of
      discontinued business segments             (152,400)   (1,859,967)        2,248      (569,796)
    (Loss) on disposal of business segments    (1,094,833)     (871,430)     (487,177)     (871,430)

  INTEREST INCOME (EXPENSE), net                 (597,341)     (240,606)     (256,066)      (82,577)
  GAIN (LOSS) ON SALE OF INVESTMENTS
    AND EQUIPMENT                                (132,673)      409,613       (59,077)      255,405
                                              ------------  ------------  ------------  ------------

  NET LOSS                                     (4,333,498)   (3,744,813)   (1,758,404)     (876,796)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on investments
      available for sale                         (149,379)        6,584       (71,363)     (238,536)
                                              ------------  ------------  ------------  ------------

  NET AND COMPREHENSIVE LOSS                   (4,482,877)   (3,738,229)   (1,829,767)   (1,115,332)
                                              ============  ============  ============  ============

  LOSS PER COMMON SHARE                       $     (1.12)  $     (1.00)  $     (0.43)  $     (0.29)
                                              ============  ============  ============  ============
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS                $     (0.31)  $     (0.73)  $     (0.11)  $     (0.38)
                                              ============  ============  ============  ============
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                4,020,465     3,733,604     4,305,229     3,827,036
                                              ============  ============  ============  ============


  The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                              For the Nine Months ended September 30,
                                                           --------------------------------------------
                                                                    2002                   2001
                                                           ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                               $         (4,333,498)  $         (3,744,813)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                                 665,877                195,130
    Amortization of deferred compensation                                     -                 15,625
    Amortization and depreciation                                       874,978              1,537,330
    (Gain) Loss on sales of investments                                  80,492               (405,013)
    (Gain) Loss on sale of equipment                                     10,488                 (5,869)
    Services provided for investments                                  (198,902)              (812,858)
    Disposal of operating segments                                    1,201,844              2,334,257
    Changes in:
      Accounts receivable                                              (555,537)              (830,084)
      Notes receivable                                                 (125,000)              (502,142)
      Accrued interest on notes receivable                               (3,156)                (3,500)
      Other current assets                                               (7,040)                38,308
      Accounts payable                                                   35,554                429,203
      Accrued liabilities                                               109,948                143,891
      Deferred revenue                                                   89,235                205,000
      Deposit on sales contract                                          24,166                      -
      Assets distributable to stockholders                                    -                 (1,761)
                                                           ---------------------  ---------------------

    Net cash (used in) operating activities                          (2,130,551)            (1,407,296)
                                                           ---------------------  ---------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of inventory                                                 (41,279)                     -
  Purchases of investments                                               (5,374)                (8,711)
  Proceeds from sales of investments                                    174,896              1,218,141
  Proceeds from sale of equipment                                         7,308                  6,269
  Additions to database content and software costs                     (664,213)            (1,124,786)
  Additions to furniture and equipment                                  (58,607)               (21,186)
  Dispositions of equipment                                              41,692                    949
                                                           ---------------------  ---------------------

    Net cash (used in) provided by investment activities               (545,577)                70,676
                                                           ---------------------  ---------------------

                                                                     (continued)


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                              For the Nine Months Ended September 30,
                                                           --------------------------------------------
                                                                   2002                    2001
                                                           ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                           $             14,236   $            113,353
  Proceeds from notes payable                                         1,075,000              1,022,617
  Proceeds from imputed note payable                                  1,939,500                      -
  Payments on notes payable                                            (366,901)               (57,893)
  Payments received on notes receivable                                       -                176,365
  Proceeds from sale of common stock                                          -                 11,836
  Shareholder contribution to paid in capital                                 -                 40,991
  Distribution of Planet Resources assets and liabilities                     -                 13,880
                                                           ---------------------  ---------------------

    Net cash provided by financing activities                         2,661,835              1,321,149
                                                           ---------------------  ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                           (14,293)               (15,471)

CASH AND CASH EQUIVALENTS, beginning of period                           34,165                 24,992
                                                           ---------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period                   $             19,872   $              9,521
                                                           =====================  =====================


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $            245,295   $            157,478
  Cash paid for income taxes                               $                  -   $                  -
  Non cash investing and financing transactions:
    Fair value of warrants issued                          $            191,977   $             46,000
    Fair value of common stock issued as
      note reduction                                       $            125,000   $            250,000
    Fair value of common stock issued as
      compensation for goods and services                  $            549,500   $             23,248
    Notes receivable issued for exercise
      of stock options                                     $                  -   $            217,700
    Unrealized gains (losses) on investments               $           (149,379)  $            245,120


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BUSINESS:

Under a Plan and Agreement of Merger dated August 26, 2002, as approved by resolution adopted by the Board of Directors of ITIS Inc. on that date and by written consent of a majority of the voting interests of ITIS Inc. on September 18, 2002, ITIS Inc., a Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation, effective September 18, 2002. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Under the terms of the Agreement, each issued share of the common stock of the terminating corporation, ITIS Inc., shall be converted into one-tenth (0.1) share of the surviving corporation, ITIS Holdings Inc. Each issued share of the preferred stock of ITIS Inc. shall be converted to one share of preferred stock of ITIS Holdings Inc. ITIS Holdings Inc. has authority to issue 200,000,000 shares of stock, of which 150,000,000 are common stock, $.001 par value per share, and 50,000,000 are preferred stock, $.001 par value per share. All prior period share amounts reflected in the condensed consolidated financial statements and notes thereto have been adjusted to account for the one-for-ten reverse split in accordance with the Plan.

ITIS Holdings Inc. provides automated litigation support through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on litigation support services related to lawsuits involving stock manipulation of publicly held companies.

PharmHouse Inc. represents a new business segment and newly formed subsidiary of ITIS. PharmHouse concentrates its efforts in the business of pharmacy operations. PharmHouse, originally formed as a subsidiary of Litidex(R), became a wholly owned subsidiary of ITIS in May 2002. In September 2002 PharmHouse began operation of two pharmacies that focus primarily on specialized medications. Another new subsidiary, OnPoint Solutions Inc., provides technical support for PharmHouse and Litidex(R) in the development and operation of the pharmacies of PharmHouse and in software and hardware services for both PharmHouse and Litidex(R). OnPoint also provides the RightScript software used by PharmHouse.

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

Until August 15, 2002, ITIS provided electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, GoverNet Affairs, Inc., National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consisted of pending legislation, statutory law, rules and case law at the federal and state levels. As further disclosed in note 6, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider in June 2002. While ITIS legally sold the Internet Services operations of National Law Library, Inc. and Brief Reporter, LLC in August 2002, the sale has been recorded using the deposit method of accounting because, in management's opinion, the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time (see note 6). ITIS no longer maintains any operations in the Internet Services segment.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation-In management's opinion, the accompanying unaudited interim consolidated financial statements of ITIS have been prepared by

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

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

Revenue Recognition-Revenues consist of service fees charged for the automated litigation support services of Litidex(R) and fees charged for products sold in the pharmacies of PharmHouse. Revenues are recognized in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as follows:

     Product Revenue-Revenue from the sales of products is recognized after
     ---------------
     shipment of the products and fulfillment of acceptance terms, if any.

     Services Revenue- ITIS subsidiary Litidex(R) contracts with law firms to
     ----------------
     provide litigation support services. These generally include determining if the law firm's potential client has a viable cause of action, providing the law firm with a database containing securities litigation data, and the development of a --specific case-related database. Litidex(R) does not have any future delivery requirements with respect to the first two elements and the revenue associated with those elements is recognized when evidence exists that indicates that an arrangement with the attorney exists. This evidence usually includes receipt of some form of non-refundable compensation. The third element of the arrangement requires development of a case-specific database of information at a future date. Revenues associated with this third element are deferred and recognized as actual document production occurs. This method of revenue recognition is consistent with the method adopted by the Company in the second quarter of 2001 when Litidex(R) commenced providing this type of litigation service.

     An average of 22% of litigation support revenues are deferred as a substantial portion of the work required has been performed to complete the first two elements of the arrangement. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which includes the development of a case specific litigation database in an electronic format with the client's information as it becomes available. Management recognizes revenues from these services as they are performed. In determining the amount of income to defer, management consulted with the experienced personnel of Litidex(R) and others regarding the number of documents likely to be processed over the course of the litigation support project and an appropriate retail price to assign to these services. A consensus was reached that 100,000 pages of data was an appropriate estimate to use, and management accordingly applied a fair market value per page processing charge to 100,000 pages of production to determine the deferral amount. While it is virtually impossible to predict the length of time a case may be in litigation, it is reasonable to arrive at a projected number of documents to be processed as part of a litigation support project using the Company's extensive experience in providing these services.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

     As disclosed in our December 31, 2001 Form 10-K, and March 31and June 30, 2002 Form10-Q's, management contacted the SEC on a voluntary basis and had numerous discussions with the SEC regarding revenue recognition with respect to the litigation services of subsidiary Litidex(R). As a result of those discussions and further research into this matter, management has concluded that the method of accounting used by the Company to record its litigation services revenues is in accordance with generally accepted accounting principles. However, on August 30, 2002 the Staff of the Securities & Exchange Commission requested, on a voluntary basis, additional information regarding the Company's position. The Company fully complied with this request on September 17, 2002.

Reclassification of Accounts-Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation with no effect on net income.

Concentration of Credit Risk- The primary source of the automated litigation support revenues of subsidiary Litidex(R) at the present time is the law firm of Christian Smith & Jewell. At September 30, 2002, Christian Smith & Jewell owed Litidex(R) $2,650,216 for automated litigation support services, which represents 100% of the accounts receivable of Litidex(R) and approximately 98% of the accounts receivable of ITIS. Although the Company expects to collect these receivables, there are no scheduled payments required by the agreements with the law firm, and collections to date have been irregular. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months.

Basic Loss Per Share-Basic loss per share has been computed by dividing net loss
by the weighted average number of shares outstanding.   Options outstanding at
September 30, 2002 and 2001 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

NOTE 3 - DISCONTINUED OPERATIONS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement.

During the year ended December 31, 2001, ITIS recorded a loss on discontinued operations of $897,418 for the disposal of Compass Data Systems and $73,950 for the disposal of Venco Compliance as more fully disclosed in note 6. For the three and nine-month periods ended September 30, 2001, losses related to these discontinued operations amounted to $10,937 and $33,851, respectively, for Venco Compliance, and $254,697 and $865,850, respectively, for Compass Data Systems.

A loss from discontinued operations of $163,475 was recorded for the three and nine months ended September 30, 2002 for the disposal of GoverNet Affairs. For the three and nine-month periods ended September 30, 2001, losses related to the discontinued operations of GoverNet Affairs amounted to $141,555 and $423,385, respectively.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

Income from discontinued operations of $2,248 and $11,075 was recorded for the three and nine months ended September 30, 2002, respectively, for the disposal of the consolidated Internet Services operations of National Law Library and Brief Reporter. For the three and nine-month periods ended September 30, 2001, losses related to the discontinued consolidated operations of National Law Library and Brief Reporter amounted to $162,607 and $536,881, respectively.

NOTE 4-BUSINESS SEGMENTS

For the quarter and nine months ended September 30, 2001, ITIS and its subsidiaries were engaged in the business of providing Internet services, compliance and safety training materials, and automated litigation support services. As of October 31, 2001 we no longer provide compliance and safety training materials, and results from these activities have been classified as discontinued operations. Further, the results of Internet Services operations of subsidiary GoverNet Affairs, which discontinued operations in June 2002, and the results of the consolidated Internet Services operations of subsidiaries National Law Library and Brief Reporter, which were sold in August 2002, are classified as discontinued operations. As of August 15, 2002, ITIS no longer has an ongoing Internet Services operating segment. However, as a result of the July 29, 2002 sale by National Law Library of a copy of data to American Legal Data, LLC, (see note 6), National Law Library as a corporate entity continues to have sales proceeds and some ongoing expenses. The results of this activity have been classified as "Database Management". The new segment, "Pharmacy Operations," reflects results of new subsidiary PharmHouse, which began operation of two pharmacies in September 2002. Corporate overhead amounts have been reallocated for all periods to the continuing and new business segments. Accordingly, financial results from continuing operations are as follows:

                                            SEGMENT INFORMATION
                                            ----------------------

                                            INCOME
NINE MONTHS ENDED                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002             NET SALES    OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $    135,925  $(1,549,304)  $384,670  $   11,449,845  $     218,686
Automated Litigation Support       758,685     (567,387)   206,812       3,239,582        428,417
Pharmacy Operations                    859     (239,560)    24,651         255,916          3,773
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    895,469  $(2,356,251)  $616,133  $   14,945,343  $     650,876
                              ============  ============  ========  ==============  =============

                                            INCOME
NINE MONTHS ENDED                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2001             NET SALES    OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $          -  $  (431,426)  $229,422  $   13,847,161  $     420,519
Automated Litigation Support     2,130,400     (750,997)    14,981       2,590,745        816,823
Pharmacy Operations                      -            -          -               -              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $  2,130,400  $(1,182,423)  $244,403  $   16,437,906  $   1,237,342
                              ============  ============  ========  ==============  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002             NET SALES    OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $    133,276  $  (226,158)  $140,650  $   11,449,845  $      62,086
Automated Litigation Support       111,907     (549,059)   107,352       3,239,582         35,553
Pharmacy Operations                    859     (183,115)    24,651         255,916          3,742
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    246,042  $  (958,332)  $272,653  $   14,945,343  $     101,381
                              ============  ============  ========  ==============  =============


                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2001            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $          -  $  (135,965)  $ 68,967  $   13,847,161  $     140,308
Automated Litigation Support     1,280,400      527,567     14,969       2,590,745        272,595
Pharmacy Operations                      -            -          -               -              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $  1,280,400  $   391,602   $ 83,936  $   16,437,906  $     412,903
                              ============  ============  ========  ==============  =============


NOTE 5-IMPAIRMENT OF LONG-LIVED ASSETS:

Because ITIS had not obtained substantial new capital or long-term funding and in consideration of significant losses by the Company, especially in the Internet Services segment, management recorded an impairment charge to our database assets in the amount of $2,741,955 at December 31, 2001 based on valuation estimates using net cash flows projected over the estimated useful lives of the assets.

During the quarter ended September 30, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC (see note 6). Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with a guaranteed monthly minimum for the first five years. Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for a period of six months for the purpose of copying data from that website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the September 30, 2002 balance sheet, and has accounted for payments received on the contract through September 30, 2002 as "deposit on sales contract".

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of by sale. Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired a third party to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the sales contract, and, based on these estimates, management has determined that no additional impairment exists at this time. Management's estimate of the fair value of these assets less cost to sell will be re-evaluated by an independent third party at December 31, 2002 and, if necessary, in subsequent periods to determine if it has changed until, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to the sale. Subsequent decreases in the fair value less cost to sell the assets, if any, will be reported as adjustments to the carrying amount of the assets. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $8,805,303 in both periods had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $11,229,053 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

Management believes that the evaluation of potential future impairment of its assets held for sale and other intangibles continues to represent an estimate made by management that is subject to impact in the near term in accordance with the American Institute of Certified Public Accountant's Statement of Position
(SOP) 94-6 "Disclosure of Certain Significant Risks and Uncertainties". Accordingly, evaluation of impairment of our assets held for sale and other intangibles will continue to be addressed on a quarterly basis.

NOTE 6-ACQUISITIONS & DISPOSITIONS:

Compass Data Systems

On July 27, 2000, ITIS's board of directors approved the purchase of a controlling interest in Compass Data Systems, Inc. (Compass), a private Nevada corporation that provides electronic information publishing services in a completely searchable information database to industries and organizations. Stock purchase agreements by and between ITIS and three stockholders of Compass were signed with each of the sellers effective as of October 1, 2000. Under the terms of these stock purchase agreements, ITIS agreed to issue an aggregate of 1,676,105 pre-reverse split restricted, unregistered shares of ITIS's common stock, valued at approximately $2.3 million, for approximately 63% of the total outstanding shares of Compass. As of September 30, 2001, 1,670,378 pre-reverse split shares had been issued to the selling shareholders. The issuances of ITIS stock were made in reliance upon the Section 4(2) private placement exemption from registration. None of the sellers received registration rights for the ITIS shares they received in this transaction. The acquisition was accounted for under the purchase method of accounting. The total purchase price of $2,294,425 included ITIS's allocation of $1,294,425 to database content and software costs and $1 million to a contractual agreement, based on the results of an independent appraisal.

Under the terms of the purchase agreement dated October 2000, sixty-eight percent of Compass stock was to be delivered; however, the required percentage was never received. Further, it appears that the three Compass shareholders never took appropriate action with respect to the sale of their shares of Compass stock.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three Compass shareholders, alleging that the stock the three individuals delivered to ITIS was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and has placed the shares of Compass received in the transaction in the registry of the Nevada Court. Additionally, ITIS has canceled the restricted shares of ITIS that were issued to the three individuals. As of October 31, 2001, the operations and management of Compass, previously reported as a subsidiary of ITIS, were turned over to current Compass employees. As a result, ITIS wrote off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition had been fully amortized as of the date operations were returned. A loss on disposition of $897,418 for the disposition of Compass was recorded in the quarter ended December 31, 2001. For the three and nine-month periods ended September 30, 2001, losses related to the operations of Compass Data Systems amounted to $254,697 and $865,850, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

Venco Compliance

On October 1, 2000, ITIS purchased of all of the outstanding stock of Venco Compliance, Inc., a private Texas corporation in the business of selling compliance and safety training information to businesses such as dry cleaners and others that deal with hazardous chemicals, biomaterials and other regulated substances. In connection with this acquisition, ITIS issued an aggregate of 100,000 unregistered pre-reverse split shares of its common stock at closing on October 1, 2000, valued then at $90,600, to Donald E. and Cathryn V. Tull. These issuances were made in reliance upon Section 4(2) private placement exemption from registration. Neither of the two sellers received registration rights for the shares of ITIS they received in this transaction. The results of operations of Venco Compliance and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS received $1,000 on December 1, 2001 and will receive 5% of any future revenues of Venco in excess of $10,000 per month. A loss on disposition of $73,950 was recorded in the quarter ended December 31, 2001. For the three and nine-month periods ended September 30, 2001, losses related to the operations of Venco amounted to $10,937 and $33,851, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144. ITIS has not received any amounts related to the agreement to receive 5% of any future revenues of Venco in excess of $10,000 per month and no receipts under this agreement are expected in the near term.

GoverNet Affairs

On November 15, 1999, ITIS's board of directors approved the purchase of GoverNet Affairs, Inc., a Georgia corporation that owned and operated an Internet site and connected databases that provided subscribers with a Federal and state legislative tracking and monitoring system. In connection with this acquisition, ITIS issued an aggregate of 446,352 pre-reverse split shares of common stock in exchange for all the outstanding stock of GoverNet Affairs. The total purchase price of $1,341,400 includes the estimated fair value of common

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

stock issued of $1.3 million, $22,000 of promissory notes payable to two stockholders of GoverNet Affairs, and assumption of $19,400 of other debt. The acquisition was accounted for under the purchase method of accounting and resulted in $1,271,854 of the purchase price being allocated to developed technology, based on the results of an independent appraisal. The results of operations of GoverNet Affairs and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

As part of the purchase agreement to acquire GoverNet Affairs, options to purchase 320,000 pre-reverse split shares of ITIS's common stock were granted to the former stockholders of GoverNet Affairs. These stock options were exercisable on August 31, 2000, August 31, 2001, and August 31, 2002 provided certain revenue and earnings targets were achieved in each of the three preceding twelve-month periods. The options are subject to an exercise price of $2.94 per share. None of these options were exercised, and all expired on August 31, 2002.

In June 2002, management of ITIS transferred the customers of GoverNet Affairs to another provider for no monetary or other consideration and ceased operation of this subsidiary, which had never reached profitability. As a result, ITIS wrote off $593,529 in assets at June 30, 2002, representing the net book value of the developed technology of GoverNet Affairs, originally valued at $1,271,854. A loss on disposition of $607,656 and a loss from discontinued operations of $163,475 were recorded in the quarter ended June 30, 2002. For the three and nine-month periods ended September 30, 2001, losses related to the operations of GoverNet Affairs amounted to $141,555 and $423,385, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

National Law Library Assets and Brief Reporter

On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million dollars, of which $91,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. At September 30, 2002 the principal balance owed by American Legal Data was $1,892,481. During the quarter ended September 30, 2002, $16,519 and $15,481 were collected in principal and interest, respectively, related to this note.

Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at September 30, 2002, or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

National Law Library, a Texas corporation and wholly owned subsidiary of ITIS, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Commercial operations began in January 1999. On December 10, 1999, ITIS's Board of Directors approved

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

National Law Library's purchase of Brief Reporter, LLC, a Virginia limited liability company which owns and operates an Internet site and a connected database containing appellate briefs and trial memoranda written by attorneys for certain significant cases in all Federal and state jurisdictions. In connection with this acquisition, ITIS issued an aggregate of 483,325 pre-reverse split shares, valued at $1,000,000, in exchange for all of the outstanding interests of Brief Reporter. The acquisition was accounted for under the purchase method of accounting and resulted in $710,206 and $250,000 of the purchase price being allocated to database content and developed technology, respectively. The results of operations of Brief Reporter and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. The Asset Purchase Agreement includes a Security Agreement that grants to ITIS a security interest in all intellectual property, customers, equipment, machinery, furniture and fixtures, supplies and assets being purchased. Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with guaranteed monthly minimums, totaling in aggregate $2,423,750, over the first five years. At September 30, 2002, the outstanding balance of guaranteed payments amounted to $2,399,584, as payments totaling $24,166 were received in the quarter ended September 30, 2002.

Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for a period of six months for the purpose of copying data from that website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the September 30, 2002 balance sheet, and has accounted for payments received on the contract through September 30, 2002 as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $8,805,303 in both periods had management not recorded this sale using the deposit method, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $11,229,053 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

Management has recorded a loss on disposition of the operations of Brief Reporter in the quarter ended September 30, 2002 in the amount of $487,177, which primarily represents the net book value of the Brief Reporter database content and developed technology. For the three and nine-month periods ended September 30, 2002, income related to the consolidated operations of National Law Library and Brief Reporter amounted to $2,248 and $11,075, respectively, while losses for the corresponding periods in 2001 amounted to $162,607 and

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

$536,881, respectively. The operations of National Law Library related to Internet Services and the operations of Brief Reporter have been reported as "discontinued operations" in accordance with SFAS 144.

PharmHouse Net Revenue Interest

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 specialty medication pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 stores in exchange for additional funding of $500,000 to ITIS. As of September 30, 2002, Rainmaker has funded $1,939,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed specialty medication pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only two pharmacies have begun operations as of the filing date of this Form 10-Q, Rainmaker has honored all funding requests made by ITIS. Due to the related- party nature of this transaction and pursuant to EITF 88-18, management has recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $24,651 during the quarter ended September 30, 2002. At the time the pharmacies begin to generate net revenues to distribute to Rainmaker, ITIS will apply those payments to the long-term liability and accrued interest payable until the recorded liabilities are extinguished. Payments made thereafter will be recorded as an ordinary operating expense.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

NOTE 7-NOTES PAYABLE AND FINANCING AGREEMENTS:

The following table summarizes the notes payable and financing agreements of ITIS excluding a disputed $500,000 note to Cootes Drive L.L.C. (see note 8).

                                DATE OF       SEPTEMBER 30,   DECEMBER 31,
LENDER                          ISSUANCE          2002            2001
---------------------------  --------------  ---------------  -------------
Hunter M.A. Carr, CEO        Various         $    2,150,117   $   2,150,117
George A. Roberts, Director  Various              1,840,000       1,590,000
W. Allyn Hoaglund, Director  October 2000            50,000          50,000
Phoenix Energy               January 2001                 -         100,000
Stephen A. Fonicello         February 2001                -          25,000
W. Paul Thayer, Director     Various                182,500         132,500
Frost National Bank          February 2002           20,050          25,434
Houston RPM, L.C.            March 2002             413,483               -
Rainmaker Ventures, Ltd.     July 2002            1,939,500               -
                                             ---------------  -------------
                                                  6,595,650       4,073,051
Less long-term portion to:
Hunter M.A. Carr, CEO                            (2,150,117)    (2,150,117)
Rainmaker Ventures, Ltd.                         (1,939,500)             -
                                             ---------------  -------------

                                             $    2,506,033   $   1,922,934
                                             ===============  =============

As of September 30, 2002 and December 31, 2001, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $316,873 and $160,196 at September 30, 2002 and December 31, 2001, respectively. Prior to May 22, 2002, notes payable to Mr. Carr bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, a new note was issued to Mr. Carr in the amount of $2,150,117 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Carr to purchase up to 2,464,977 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $99,074 related to the issuance of these warrants was recorded in May 2002.With respect to these notes payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2003, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

In October 2000, February 2001, and March 2002, ITIS executed demand notes for $400,000, $190,000, and $250,000 respectively, in favor of George A. Roberts, a member of its board of directors. The notes bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes could be repaid

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of Dr. Roberts. This note bore interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and was payable in full with accrued interest after one year. The note was secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Smith & Jewell, and the law firm of O'Quinn, Laminack & Pirtle. Legal fees of $29,100 were paid from the proceeds of this note. On May 22, 2002, a new note was issued to Dr. Roberts in the amount of $1,840,000 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 2,107,352 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $84,700 related to the issuance of these warrants was recorded in May 2002.

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

On January 16, 2001, ITIS executed a demand promissory note in the amount of $100,000 payable to Phoenix Energy Consulting Services, Inc. The note bore interest at 10% per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On April 2, 2002, the lender exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, ITIS issued 1,601,565 pre-reverse split restricted common shares to the lender, such shares representing $100,000 in principal and $12,109 in accrued and unpaid interest at April 2, 2002.

On February 28, 2001, ITIS executed a demand promissory note in the amount of $25,000 payable to Stephen A. Fonicello. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On February 28, 2002, Mr. Fonicello exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 pre-reverse split restricted common shares to Mr. Fonicello, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

On February 5, March 21, April 11, and May 16 of 2001, and on April 3, 2002, ITIS executed demand promissory notes for $50,000, $70,000, $25,000, $12,500, and $50,000 respectively, in favor of W. Paul Thayer, a member of the board of directors. On May 31, 2001, ITIS repaid Mr. Thayer $25,000 of principal toward these notes. Prior to May 22, 2002, the notes bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

the option of the holder and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, a new note was issued to Mr. Thayer in the amount of $182,500 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 204,102 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $8,203 related to the issuance of these warrants was recorded in May 2002.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex(R). At September 30, 2002, the total principal amount owed to Houston RPM, L.C. was $413,483. During the three and nine months ended September 30, 2002, National Law Library paid $131,786 and $363,042 in principal and $21,251 and $51,403 in interest, respectively, related to this note.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 specialty medication pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 stores in exchange for additional funding of $500,000 to ITIS. As of September 30, 2002, Rainmaker has funded $1,939,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed specialty medication pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only two pharmacies have begun operations as of the filing date of this Form 10-Q, Rainmaker has honored all funding requests made by ITIS. Due to the related- party nature of this transaction and pursuant to EITF 88-18, management has recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred income, and has recorded accrued interest payable in regard to this liability in the amount of $24,651 during the quarter ended September 30, 2002. At the time the pharmacies begin to generate

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

net revenues to distribute to Rainmaker, ITIS will apply those payments to the long-term liability and accrued interest payable until the recorded liabilities are extinguished. Payments made thereafter will be recorded as an ordinary operating expense.

NOTE 8-FINANCING AGREEMENT WITH COOTES DRIVE L.L.C.

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. This arrangement was the successor to an intermediate financing agreement of May 11, 2000. The financing arrangement was in the form of a Securities Purchase Agreement providing for the purchase by Cootes Drive of up to $25 million worth of shares of common stock of ITIS over an 18-month period. Under the terms of the Securities Purchase Agreement, ITIS could have delivered a put to Cootes Drive specifying the dollar amount of shares ITIS intended to sell on each put. The maximum amount that ITIS could have received under the Securities Purchase Agreement was $25 million or a lesser amount depending on the limitation on the number of shares Cootes Drive (and its affiliates) were permitted to hold at any one time. Certain conditions had to be met before Cootes Drive was obligated to accept a put from ITIS. Due to litigation in regard to the foregoing financing agreement (see note 9), it is not expected that Cootes Drive would honor a put even if ITIS were to meet the funding requirements in the future.

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

ITIS disputes the validity of the $500,000 convertible promissory note dated December 5, 2000, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others (see note 9). The note is reflected on the accompanying balance sheet as a current liability entitled "Disputed Note to Cootes Drive LLC."

On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. ITIS filed a registration statement with the SEC covering the resale of these shares that was declared effective on January 11, 2001. Due to litigation as discussed herein (see note 9) and because ITIS does not meet the funding requirements, it is not expected that any further funding will occur from this source.

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

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

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

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $5,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of an officer and a director of ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent ITIS and our directors, if necessary, in all of these lawsuits on a contingency fee basis.

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

ITIS is also a party to other lawsuits related to matters normally incidental to the Company's business. No individual case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of the Company's current assets or is expected to have a material effect on the manner in which the Company conducts its business.

NOTE 10-STOCKHOLDER'S EQUITY:

Common and Preferred Stock

On February 28, 2002, Stephen A. Fonicello, holder of a demand promissory note dated February 28, 2001 in the principal amount of $25,000, exercised his option to convert the note plus accrued interest into restricted common shares of ITIS.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

Accordingly, on March 4, 2002, ITIS issued 192,384 pre-reverse split restricted common shares to Mr. Fonicello, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

On April 2, 2002, Phoenix Energy Consulting Services, Inc., holder of a demand promissory note dated January 16, 2001 in the principal amount of $100,000, exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on April 2, 2002, ITIS issued 1,601,565 pre-reverse split restricted common shares to the lender, such shares representing $100,000 in principal and $12,109 in accrued and unpaid interest at April 2, 2002.

On April 11, 2002, ITIS entered into an agreement with a vendor pursuant to which ITIS issued 257,143 shares of pre-reverse split unregistered common stock, valued at $18,000, as consideration for professional services rendered during the 1st quarter of 2001.

On September 6, 2002, at the recommendation of the Compensation Committee and with the approval of the Board of Directors, ITIS issued 1,214,001 shares of unregistered common stock, valued at $485,600, to members of its Board of Directors and key employees as compensation for services rendered and in payment of accrued but unpaid directors fees and expenses as follows:

                                            Number of
Recipient                                    Shares     Value
------------------------------------------  ---------  -------
Hunter M.A. Carr, President and CEO           175,000   70,000
George A. Roberts, Director                   119,324   47,729
W. Paul Thayer, Director                      125,000   50,000
W. Allyn Hoaglund, Director                   120,000   48,000
Kelley V. Kirker, Director and COO            152,177   60,871
Walter B. Rae, Director                       117,500   47,000
Donald W. Sapaugh, past Director               80,000   32,000
K. Charles Peterson, General Counsel           87,500   35,000
Carol A. Wilson-Story, Corporate Secretary     75,000   30,000
Kara A. Kirker, Corporate Treasurer            50,000   20,000
Joanna Hoover, CFO                             75,000   30,000
Michael Hluchanek, Chief Programmer            37,500   15,000
                                            ---------  -------

                                            1,214,001  485,600
                                            =========  =======

Stock Options and Warrants

On March 1, 2002, ITIS issued stock options to Merit Financial, Inc. to purchase 60,000 shares of ITIS's common stock at an exercise price defined as the market price of the stock on the date that the option is exercised, less fifteen percent. These options were issued in exchange for consulting services previously provided to ITIS, and related expense of $45,900 was recorded in March 2002.

On May 22, 2002, in conjunction with the renewal and consolidation of various notes payable to Hunter M.A. Carr, W. Paul Thayer, and George A. Roberts (see note 7), ITIS cancelled any and all rights to convert principal and interest of the prior notes to common stock and instead issued warrants to Carr, Thayer and

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

Roberts to purchase up to 2,464,977, 204,102, and 2,107,352 shares of common stock, respectively, at $.96 per share. Expense of $191,977 and an equal amount of equity related to issuance of these warrants was recorded in May 2002.

NOTE 11 - LICENSING AGREEMENT:

On March 8, 2002, Litidex(R) entered into an agreement with MedEx Systems, Inc. whereby Litidex(R), through a newly formed Litidex(R) subsidiary, PharmHouse, Inc., intends to operate pharmacies that focus primarily on specialty medications in 81 exclusive territories identified in a Settlement and Separation Agreement. MedEx is a Louisiana corporation that has developed a patent-pending system for technologies related to the operation of such pharmacies. The agreement between MedEx and Litidex(R) provided for a paid-up perpetual license from MedEx for the operating system to be used in pharmacies to be established in territories belonging to Litidex(R). This licensing agreement has been recorded at its cost of $150,000. Subsequent to signing this agreement, and by a letter of intent dated March 27, 2002, Litidex(R) paid MedEx an additional $150,000 as earnest money and consulting fees towards a contemplated purchase of 50% of the issued and outstanding shares of MedEx and an associated entity, Pegasus Pharmacy, Inc. This stock purchase was not consummated, and the $150,000 earnest money and consulting fees was recorded as "other expense" in March 2002.

An additional $125,000 was advanced to MedEx pursuant to an interim binding letter agreement dated April 11, 2002. Under the terms of this agreement, MedEx agreed to repay the $125,000 plus 8% interest within 120 days of demand by PharmHouse if the stock purchase was not consummated. On May 15, 2002, PharmHouse issued a demand letter to MedEx for repayment of these funds. On September 16, 2002, PharmHouse was sued in Jefferson Parish, Louisiana by MedEx, Pegasus and others, claiming $50,000 in damages for an alleged breach of a contract between PharmHouse and MedEx and Pegasus. The alleged contract is actually the aforementioned letter of intent, which, in the opinion of counsel, does not constitute an enforceable contract. The case has been removed to United States District Court and a counterclaim has been filed for $425,000.

PharmHouse began operation of two pharmacies in Houston, Texas in September
2002.

NOTE 12-CONDITIONS AFFECTING ONGOING OPERATIONS

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 provided $2.5 million in available cash to ITIS, we do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. However, cash provided by the automated litigation support services of Litidex(R) is not received on a scheduled basis, and the pharmacy operations of PharmHouse are too new to evaluate. While management believes that revenues provided by these subsidiaries may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated by management, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

remain available. If the receivables associated with the litigation services contracts are not collected timely, or at all, cash flow will be severely restricted and additional reliance will have to be placed on other sources of cash, if available when needed. Although management believes that the receivables will be collected, collections to date have been irregular. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of November 19, 2002, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity.

As reflected in the accompanying financial statements, ITIS has incurred $22,890,745 in losses since inception and has used significant amounts of cash
in operating the company.   Our current working capital is not sufficient to
cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

Under a Plan and Agreement of Merger dated August 26, 2002, as approved by resolution adopted by the Board of Directors of ITIS Inc. on that date and by written consent of a majority of the voting interests of ITIS Inc. on September 18, 2002, ITIS Inc., a Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation, effective September 18, 2002. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Under the terms of the Agreement, each issued share of the common stock of the terminating corporation, ITIS Inc., shall be converted into one-tenth (0.1) share of the surviving corporation, ITIS Holdings Inc. Each issued share of the preferred stock of ITIS Inc. shall be converted to one share of preferred stock of ITIS Holdings Inc. ITIS Holdings Inc. has authority to issue 200,000,000 shares of stock, of which 150,000,000 are common stock, $.001 par value per share, and 50,000,000 are preferred stock, $.001 par value per share. All prior period share amounts reflected in the condensed consolidated financial statements and notes thereto have been adjusted to account for the one-for-ten reverse split in accordance with the Plan.

ITIS Holdings Inc. provides automated litigation support through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). Litidex(R) currently focuses its attention on litigation support services related to lawsuits involving stock manipulation of publicly held companies.

PharmHouse Inc. represents a new business segment and newly formed subsidiary of ITIS. PharmHouse concentrates its efforts in the business of pharmacy operations. PharmHouse, originally formed as a subsidiary of Litidex(R), became a wholly owned subsidiary of ITIS in May 2002. In September 2002 PharmHouse began operation of two pharmacies that focus primarily on specialized medications. Another new subsidiary, OnPoint Solutions Inc., provides technical support for PharmHouse and Litidex(R) in the development and operation of the pharmacies of PharmHouse and in software and hardware services for both PharmHouse and Litidex(R). OnPoint also provides the RightScript software used by PharmHouse.

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

Until August 15, 2002, ITIS provided electronic publishing services and database content through Internet sites with subscription access, licenses and transaction fees for databases through its subsidiaries, GoverNet Affairs, Inc., National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consisted of pending legislation, statutory law, rules and case law at the federal and state levels. As further disclosed in note 6, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider in June 2002. While ITIS legally sold the Internet

Services operations of National Law Library, Inc. and Brief Reporter, LLC in August 2002, the sale has been recorded using the deposit method of accounting because, in management's opinion, the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time (see note 6). ITIS no longer maintains any operations in the Internet Services segment.

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Accounts receivable, net of doubtful accounts, at September 30, 2002 and December 31, 2001 amount to $2,694,886 and $2,217,328 respectively. Of the accounts receivable at September 30, 2002, 98%, or $2,650,216, represents receivables related to the automated litigation support services of subsidiary Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months.

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

          An average of 22% of litigation support revenues are deferred as a substantial portion of the work required has been performed to complete the first two elements of the arrangement. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which includes the development of a case specific litigation database in an electronic format with the client's information as it becomes available. Management recognizes revenues from these services as they are performed. In determining the amount of income to defer, management consulted with the experienced personnel of Litidex(R) and others regarding the number of documents likely to be processed over the course of the litigation support project and an appropriate retail price to assign to these services. A consensus was reached that 100,000 pages of data was an appropriate estimate to use, and management accordingly applied a fair market value per page processing charge to 100,000 pages of production to determine the deferral amount. While it is virtually impossible to predict the length of time a case may be in litigation, it is reasonable to arrive at a projected number of documents to be processed as part of a litigation support project using the Company's extensive experience in providing these services.

          As disclosed in our December 31, 2001 Form 10-K, and March 31and June 30, 2002 Form10-Q's, management contacted the SEC on a voluntary basis and had numerous discussions with the SEC regarding revenue recognition with respect to the litigation services of subsidiary Litidex(R). As a result of those discussions and further research into this matter, management has concluded that the method of accounting used by the Company to record its litigation services revenues is in accordance with generally accepted accounting principles. However, on August 30, 2002 the Staff of the Securities & Exchange Commission requested, on a voluntary basis, additional information regarding the Company's position. The Company fully complied with this request on September 17, 2002.

     - On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million dollars, of which $91,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. At September 30, 2002 the principal balance owed by American Legal Data was $1,892,481. During the quarter ended September 30, 2002, $16,519 and $15,481 were collected in principal and interest, respectively, related to this note.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at September 30, 2002, or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

     - On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. The Asset Purchase Agreement includes a Security Agreement that grants to ITIS a security interest in all intellectual property, customers, equipment, machinery, furniture and fixtures, supplies and assets being purchased. Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with guaranteed monthly minimums, totaling in aggregate $2,423,750, over the first five years. At September 30, 2002, the outstanding balance of guaranteed payments amounted to $2,399,584, as payments totaling $24,166 were received in the quarter ended September 30, 2002.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for a period of six months for the purpose of copying data from that website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the September 30, 2002 balance sheet, and has accounted for payments received on the contract through September 30, 2002 as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $8,805,303 in both periods had management not recorded this sale using the deposit method, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $11,229,053 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

     - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of by sale. Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired a third party to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the JuriSearch sales contract discussed above, and, based on these estimates, management has determined that no impairment to the assets held for sale exists at this time. Management's estimate of the fair value of these assets less cost to sell will be re-evaluated by an independent third party at December 31, 2002 and, if necessary, in subsequent periods to determine if it has changed until, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to the sale. Subsequent decreases in the fair value less cost to sell the assets, if any, will be reported as adjustments to the carrying amount of the assets. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $8,805,303 in both periods had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $11,229,053 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the nine and three months ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

Revenues-Revenues decreased by $1,234,931 to $895,469 during the nine months ended September 30, 2002, from $2,130,400 recorded for the nine months ended September 30, 2001. Revenues also decreased by $1,034,358 for the quarter ended September 30, 2002, from $1,280,400 in recorded revenues for the quarter ended September 30, 2001 to $246,042 in revenues for the quarter ended September 30, 2002.

Revenues from the automated litigation support services of subsidiary Litidex(R) decreased by $1,371,715 for the nine months ended September 30, 2002 from $2,130,400 recorded for the nine months ended September 30, 2001 to $758,685 recorded for the nine months ended September 30, 2002. The revenues of Litidex(R) also decreased by $1,168,493 for the quarter ended September 30, 2002 from $1,280,400 recorded for the quarter ended September 30, 2001 to $111,907 for the quarter ended September 30, 2002. While three contracts for litigation support services were recorded during the nine months ended September 30, 2001, including two in the quarter then ended, only one was recorded during the nine months ended September 30, 2002. Because the contract received during the nine months ended September 30, 2002 was recorded in the quarter ended March 31, 2002, the revenues recognized during the quarter ended September 30, 2002 represent production in regard to active cases. While six additional contracts to provide these services are pending and we have begun due diligence services in regard to these cases, revenues and cash flow from automated litigation support services may not be sustained if no additional contracts are obtained.

Revenues generated by our database management segment during the nine months ended September 30, 2002 amounted to $135,925, of which $133,276 was recorded in the quarter then ended. The revenues for both the nine months and quarter ended September 30, 2002 include payments received totaling $82,519 related to the sale of a copy of the National Law Library data (see note 6).

Revenues of new subsidiary PharmHouse, which did not begin operations until September 2002, amounted to $859 for the nine months and quarter ended September 30, 2002.

Sales and Marketing Expense-Sales and marketing expense decreased by $12,203 to $94,202 during the nine months ended September 30, 2002, from $106,405 for the corresponding period ended September 30, 2001. Sales and marketing expense increased by $55,706 from $11,174 for the quarter ended September 30, 2001 to $66,880 for the quarter ended September 30, 2002. The decrease for the nine months ended September 30, 2002 results from decreased commission expense of subsidiary Litidex(R) in the amount of $50,000, offset by contract sales and marketing efforts primarily related to the new PharmHouse stores. The increase in sales and marketing expense during the quarter ended September 30, 2002 in the amount of $55,706 primarily relates to PharmHouse marketing.

General and Administrative Expense-General and administrative expense increased by $244,681 from $1,903,674 during the nine months ended September 30, 2001 to $2,148,355 for the nine months ended September 30, 2002. General and administrative expense also increased by $484,990 for the quarter ended September 30, 2002, from $433,079 in expenses recorded for the quarter ended September 30, 2001 to $918,069 in expenses for the quarter ended September 30, 2002.

     - Payroll and related costs at the administrative and management level increased by $27,854 from $827,346 for the nine months ended September 30, 2001 to $855,200 for the nine months ended September 30, 2002, and by $44,994 from $284,473 for the quarter ended September 30, 2001 to $329,467 for the quarter ended September 30, 2002. New payroll costs related to PharmHouse amounted to $64,523 for the nine months ended September 30, 2002 and $51,273 for the quarter then ended. These increases were offset by reductions at the corporate level in the amount of $36,669 for the nine months ended September 30, 2002 and $6,279 for the quarter then ended.

     - Non-cash expense related to stock and option awards for the nine months ended September 30, 2002 amounted to $665,877, representing an increase of $455,310 from the $210,567 reported for the nine months ended September 30, 2001. Stock and option awards increased by $419,960 for the quarter ended September 30, 2002, from $8,040 reported for the quarter ended September 30, 2001 to $428,000 for the quarter ended September 30, 2002.

     - Administrative expense reductions were realized for the nine months ended September 30, 2002 in professional fees, contract services, and the expense of outside consulting, which in aggregate decreased by $164,091 from $493,091 for the nine months ended September 30, 2001 to $329,000 for the nine months ended September 30, 2002. These expenses increased by $31,958 during the quarter ended September 30, 2002, from $54,400 for the quarter ended September 30, 2001 to $86,358 for the quarter ended September 30, 2002, primarily as a result of increased professional services and consulting related to the opening of the PharmHouse stores and the Plan and Agreement of Merger which was effected on August 26, 2002.

     - Rent, utilities and related expenses decreased by $49,964 for the nine months ended September 30, 2002 from $189,577 for the nine months ended September 30, 2001 to $139,613 for the nine months ended September 30, 2002. These expenses increased by $8,875 to $48,598 for the quarter ended September 30, 2002 from $39,723 for the quarter ended September 30, 2001. The reductions during the nine months ended September 30, 2002 are due to renegotiation of the corporate office lease in Houston, Texas in January 2001 and a corporate move to smaller office space in June 2002. The increase during the quarter ended September 30, 2002 results from rent expense relating to the two new PharmHouse locations.

     - Miscellaneous other general and administrative expenses, which include materials and supplies, general insurance expense and tax expense unrelated to income taxes, were reduced by $24,428 from $183,093 for the nine months ended September 30, 2001 to $158,665 for the nine months ended September 30, 2002. These expenses also decreased by $20,797 to $25,646 for the quarter ended September 30, 2002 from $46,443 for the quarter ended September 30, 2001.

Production and Computer Service Expense-Production and computer service expense increased by $142,885 to $208,287 for the nine months ended September 30, 2002, from $65,402 for the nine months ended September 30, 2001. Production and computer service expense also increased by $86,402 from $31,642 for the quarter ended September 30, 2001 to $118,044 for the quarter ended September 30, 2002. Production labor costs increased by $123,182 during the nine months ended September 30, 2002 and by $59,586 during the quarter ended September 30, 2002 primarily due to increased labor costs related to the automated litigation support services of Litidex. Computer service expense increased by $19,703 during the nine months ended September 30, 2002 and $26,816 during the quarter ended September 30, 2002 primarily due to a non-recurring co-location expense in the quarter ended September 30, 2002 in the amount of $21,986. Additional increased expense in the amount of $4,830 during the quarter ended September 30, 2002 relates to computer expense for the new PharmHouse locations.

Amortization and Depreciation Expense-Amortization and depreciation expense decreased by $586,466 to $650,876 for the nine months ended September 30, 2002, from $1,237,342 for the nine months ended September 30, 2001. Amortization and depreciation expense also decreased by $311,522 to $101,381 for the quarter ended September 30, 2002 from $412,903 for the quarter ended September 30, 2001. These decreases are primarily due to the completion of amortization of a $2 million service contract of subsidiary Litidex(R). Quarterly amortization of the contract amounted to $260,868 per quarter during 2001 until expiration of the contract in the first quarter of 2002. The balance of the decrease relates to discontinued amortization of the National Law Library database, which was sold in August 2002.

Other Expense-Other expense of $150,000 for the nine months ended September 30, 2002 represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy, as further discussed in note 11 to the financial statements. The purchase was not consummated, and this expense is not expected to recur.

Interest Expense-Interest expense increased by $371,730 to $616,133 for the nine months ended September 30, 2002, from $244,403 for the nine months ended September 30, 2001. Interest expense also increased by $188,717 for the quarter ended September 30, 2002 from $83,936 for the quarter ended September 30, 2001 to $272,653 for the quarter ended September 30, 2002. The interest expense increase is due to $1.3 million in new debt acquired in 2001and an additional $675,000 and $400,000 in new debt acquired in the first and second quarters of 2002, respectively. In addition, proceeds of $1,939,500 received from the sale of a PharmHouse net revenue interest to Rainmaker Ventures, Ltd., a related party, have been recorded as a liability of ITIS rather than as a sale. During the nine months and quarter ended September 30, 2002, ITIS recorded $24,651 as accrued interest payable in regard to this liability.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability generate an established source of revenues, working capital and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations, funds to support its automated litigation support segment, and funds for development of PharmHouse stores.

For the nine months ended September 30, 2002, ITIS's cash and cash equivalents decreased in total by $28,529 from the December 31, 2001 balance of $34,165 in available cash and a $40,813 bank overdraft at one its banks to $19,872 in available cash and a $55,049 bank overdraft at September 30, 2002. The Company has working capital of $7,766,160 at September 30, 2002, including $11,229,053 in assets held for sale. Exclusive of the assets held for sale, the Company has a working capital deficit of $3,462,893.

The Company had $2,694,886 in accounts receivable at September 30, 2002. Of this amount, $2,650,216 represents receivables related to the automated litigation support services of Litidex(R). Because a portion of this amount is to be paid in common shares of publicly traded companies and/or by notes receivable, it is likely that realization of a significant amount of these receivables may not be achieved in a traditional timely fashion and may take twelve months or longer to convert to cash. Accordingly, management has classified $1,140,000 of accounts receivable from litigation support services as noncurrent at September 30, 2002.

The Company has an unrecorded receivable from JuriSearch Holdings, LLC relating to the sale of the National Law Library database and other assets (see note 6). Under the terms of this sale agreement, ITIS is scheduled to receive a total of $487,917 in guaranteed minimum monthly payments during the twelve-month period ending August 2003. Should JuriSearch fail to perform under the terms of the purchase agreement, ITIS maintains a security interest in all assets purchased as well as in all intellectual property, customers, equipment, machinery, furniture and fixtures and supplies of JuriSearch.

The Company also has an unrecorded receivable from American Legal Data, LLC relating to the sale of a copy of the National Law Library data (see note 6). Under the terms of this sale agreement, ITIS is scheduled to receive monthly payments in the amount of $16,000 for 120 months beginning August 16, 2002.

Cash used in operating activities of $2,130,551 is primarily due to operating losses, disposal of operating segments (GoverNet Affairs and Brief Reporter), and increases in accounts receivable and notes receivable. These are partially offset by depreciation and amortization and increases in liabilities. Cash used in investment activities of $545,577 is primarily due to additions to the data of National Law Library prior to its sale ($664,213), partially offset by proceeds received from the sales of investments ($174,896) and the purchase of initial inventory for two PharmHouse stores ($41,279). Cash provided by financing activities of $2,661,835 was due to increased borrowings to finance working capital needs and the recording of the related party sale of a net revenue interest in PharmHouse stores in the amount of $1,939,500 as a liability rather than a sale (see note 7).

As further outlined in note 7 to the financial statements, the Company has incurred significant amounts of debt to finance its working capital requirements. As of September 30, 2002, the total principal amount and accrued but unpaid interest owed to Hunter Carr, CEO of ITIS, was $2,150,117 and $316,873, respectively.

On February 28, 2002, Stephen Fonicello exercised the option to convert his $25,000 note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 pre-reverse split restricted common shares to Mr. Fonicello, such shares representing repayment of $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

In March 2002, ITIS executed a demand note for $250,000 in favor of George A. Roberts, a member of its board of directors. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, this note was renewed and consolidated with other notes payable to Dr. Roberts. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 2,107,352 shares of common stock at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. The new note bears interest at 18% per year, and is payable on demand after one year.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex(R). At September 30, 2002, the total principal amount owed to Houston RPM, L.C. was $413,483. During the three and nine months ended September 30, 2002, National Law Library paid $131,786 and $363,042 in principal and $21,251 and $51,403 in interest, respectively, related to this note.

In April 2002, ITIS executed a demand note for $50,000 in favor of W. Paul Thayer, a member of its board of directors. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, this note was renewed and consolidated with other notes payable to Mr. Thayer. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 204,102 shares of common stock at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. The new note bears interest at 18% per year, and is payable on demand after one year.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 specialty medication pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 stores in exchange for additional funding of $500,000 to ITIS. As of September 30, 2002, Rainmaker has funded $1,939,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed specialty medication pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only two pharmacies have begun operations as of the filing date of this Form 10-Q, Rainmaker has honored all funding requests made by ITIS. Due to the related- party nature of this transaction and pursuant to EITF 88-18, management has recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $24,651 during the quarter ended September 30, 2002. At the time the pharmacies begin to generate net revenues to distribute to Rainmaker, ITIS will apply those payments to the long-term liability and accrued interest payable until the recorded liabilities are extinguished. Payments made thereafter will be recorded as an ordinary operating expense.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 provided $2.5 million in available cash to ITIS, we do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. However, cash provided by the automated litigation support services of Litidex(R) is not received on a scheduled basis, and the pharmacy operations of PharmHouse are too new to evaluate. While management believes that revenues provided by these subsidiaries may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated by management, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If the receivables associated with the litigation services contracts are not collected timely, or at all, cash flow will be severely restricted and additional reliance will have to be placed on other sources of cash, if available when needed. Although management believes that the receivables will be collected, collections to date have been irregular. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of November 19, 2002, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS may not ever become profitable and could fail as a going concern.

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

At September 30, 2002 and December 31, 2001, ITIS holds investments that include available-for-sale securities reflected at fair market value. While we have recorded unrealized gain or loss on these securities in other comprehensive income, ITIS is subject to market volatility in holding these securities in that the actual gain or loss to be realized will depend on the market value of the securities at the time of disposition.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to ITIS Holdings Inc. within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to us all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.

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

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $5,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended their complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of an officer and a director of ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

John M. O'Quinn, our Texas-based litigation counsel, has agreed to represent ITIS and our directors, if necessary, in all of these lawsuits on a contingency fee basis.

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

ITIS is also a party to other lawsuits related to matters normally incidental to the Company's business. No individual case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of the Company's current assets or is expected to have a material effect on the manner in which the Company conducts its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2002 ITIS issued unregistered shares of its common stock to the persons described below:

     1. On September 6, 2002, ITIS issued 1,214,001 shares of unregistered common stock, valued at $485,600, to members of its Board of Directors and key employees as compensation for services rendered and in payment of accrued but unpaid directors fees and expenses as follows:

                                                      Number of
          Recipient                                   Shares      Value
          ------------------------------------------  ---------  -------
          Hunter M.A. Carr, President and CEO           175,000   70,000
          George A. Roberts, Director                   119,324   47,729
          W. Paul Thayer, Director                      125,000   50,000
          W. Allyn Hoaglund, Director                   120,000   48,000
          Kelley V. Kirker, Director and COO            152,177   60,871
          Walter B. Rae, Director                       117,500   47,000
          Donald W. Sapaugh, past Director               80,000   32,000
          K. Charles Peterson, General Counsel           87,500   35,000
          Carol A. Wilson-Story, Corporate Secretary     75,000   30,000
          Kara A. Kirker, Corporate Treasurer            50,000   20,000
          Joanna Hoover, CFO                             75,000   30,000
          Michael Hluchanek, Chief Programmer            37,500   15,000
                                                      ---------  -------

                                                      1,214,001  485,600
                                                      =========  =======

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT        DESCRIPTION
NUMBER         -----------
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

EXHIBIT        DESCRIPTION
NUMBER         -----------
------

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

2.10 Stock Purchase Agreement by and between ITIS and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.10 to the Registrant's Form 8-K filed on October 16, 2000).

2.11 Stock Purchase Agreement by and between ITIS and John McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.11 to the Registrant's Form 8-K filed on October 16, 2000).

2.12 Stock Purchase Agreement by and between ITIS and Jack Ben Ezra, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.12 to the Registrant's Form 8-K filed on October 16, 2000).

2.13 Stock Exchange Agreement by and among ITIS and all of the shareholders of Venco Compliance, Inc., a Texas corporation, dated effective October 1, 2000 (Incorporated by reference to Exhibit 2.13 to the Registrant's Form 8-K filed on October 16,
               2000).

EXHIBIT        DESCRIPTION
NUMBER         -----------
------

2.14 Amended and Restated Agreement and Plan of Distribution dated as of March 13, 2001, between Planet Resources, National Law Library and the stockholders of National Law Library (incorporated by reference to Exhibit 2.14 to ITIS's form 10-K filed on April 17,
               2001).

2.15 Plan and Agreement of Merger of ITIS Inc. with and into ITIS Holdings Inc. dated August 26, 2002 (incorporated by reference to
               Exhibit 2.15 to ITIS's Form 8-K filed on September 23, 2002)

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

10.8 Planet Resources 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to ITIS's Form 10-K/A filed on October 28, 1999).

EXHIBIT        DESCRIPTION
NUMBER         -----------
------

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

10.16 Securities Purchase Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to
               Exhibit 10.16 to ITIS's Form S-1 filed on December 22, 2000).

10.17 Amended and Restated Registration Rights Agreement by and between ITIS and Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.17 to ITIS's Form S-1 filed on December 22, 2000).

10.18 Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated May 11, 2000 (incorporated by reference to Exhibit 10.18 to ITIS's Form S-1 filed on December 22, 2000).

10.19 Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.19 to ITIS's Form S-1 filed on December 22, 2000).

10.20 Minimum Commitment Warrant to purchase up to 100,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.20 to ITIS's Form S-1 filed on December 22, 2000).

10.21 Vesting Warrant to purchase 1,000 shares of ITIS's common stock per $100,000 invested issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.21 to ITIS's Form S-1 filed on December 22, 2000).

EXHIBIT        DESCRIPTION
NUMBER         -----------
------

10.22 Convertible Promissory Note made by ITIS in favor of Cootes Drive LLC in the principal amount of $500,000, dated December 5, 2000 (incorporated by reference to Exhibit 10.22 to ITIS's Form S-1 filed on December 22, 2000).

10.23 Warrant to purchase 41,650 shares of ITIS's common stock issued to Cootes Drive, LLC, dated December 5, 2000 (incorporated by reference to Exhibit 10.23 to ITIS's Form S-1 filed on December 22, 2000).

10.24 Side Letter Agreement dated December 5, 2000, by and between ITIS and Cootes Drive LLC to enter into a convertible Promissory Note financing arrangement for $500,000 (incorporated by reference to Exhibit 10.24 to ITIS's Form S-1 filed on December 22, 2000).

10.25 Consulting Agreement by and between Venco Compliance, Inc. and Cathryn Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant's Form 8-K filed on October 16, 2000).

10.26 Consulting Agreement by and between Venco Compliance, Inc. and Cathryn Tull d/b/a First Choice Consulting, dated October 1, 2000 (incorporated by reference to Exhibit 10.17 to ITIS's Form 8-K filed on October 16, 2000).

10.27 Warrant to purchase 300,000 shares of ITIS's common stock issued to James W. Christian dated February 22, 2001 (incorporated by reference to Exhibit 10.27 to ITIS's Form 10-Q filed on May 15,
               2001).

10.28 Warrant to purchase 24,649,771 shares of ITIS's common stock issued to Hunter M.A. Carr dated May 22, 2002 (incorporated by reference to Exhibit 10.28 to ITIS's Form 10-Q filed on August 19, 2002).

10.29 Warrant to purchase 21,073,520 shares of ITIS's common stock issued to George A. Roberts dated May 22, 2002 (incorporated by reference to Exhibit 10.28 to ITIS's Form 10-Q filed on August 19, 2002).

10.30 Warrant to purchase 2,041,020 shares of ITIS's common stock issued to W. Paul Thayer dated May 22, 2002 (incorporated by reference to Exhibit 10.28 to ITIS's Form 10-Q filed on August 19, 2002).

10.31 Purchase of Net Revenue Interest agreement dated July 1, 2002, by and among ITIS Inc., PharmHouse Inc. and Rainmaker Ventures, Ltd. (incorporated by reference to Exhibit 2.1 to ITIS'S Form 8-K filed on July 15, 2002)

10.32 Asset Purchase Agreement dated August 27, 2002 by and between ITIS, Inc., National Law Library, Inc. and Brief Reporter, LLC and JuriSearch Holdings, LLC (incorporated by reference to Exhibit 2.15 to ITIS'S form 8-K filed on September 11, 2002)

16.1 Letter, dated April 5, 2000, from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to ITIS's Form 8-K/A filed on April 5, 2000).

EXHIBIT        DESCRIPTION
NUMBER         -----------
------

16.2 Letter, dated February 21, 2001 from Arthur Andersen LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.2 to ITIS's Form 8-K filed on February 23, 2001)

16.3 Letter, dated September 16, 2002 from Harper & Pearson Company to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.3 to ITIS'S Form 8-K filed on September 19, 2002)

21*            Subsidiaries of ITIS.


     *Filed herewith

     (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter for which this report is filed:

          (1) Form 8-K filed on July 15, 2002, reporting under Item 2, a Purchase Agreement and Grant of Net Revenue Interest between ITIS Holdings Inc.and its wholly owned subsidiary, PharmHouse Inc., and Rainmaker Ventures, Ltd.

          (2) Form 8-K filed on September 11, 2002, reporting under Item 2, completion of the sales of our data, Internet domains and selected other assets to JuriSearch Holdings, LLC.

          (3) Form 8-K filed on September 19, 2002, reporting under Item 4, the change in independent auditors of ITIS Holdings Inc. to Fitts Roberts & Co., P.C.

          (4) Form 8-K filed on September 23, 2002, reporting under Item 5, the merger of ITIS Inc. into its wholly owned subsidiary, ITIS Holdings Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ITIS HOLDINGS INC.




November 19, 2002                 /s/ Hunter M.A. Carr
                               -----------------------------------------
                                  Hunter M.A. Carr
                                  President and Chief Executive Officer

                                  /s/ Joanna Hoover
                               -----------------------------------------
November 19, 2002                 Joanna Hoover
                                  Principal Accounting Officer

                                  CERTIFICATION
                                  -------------

     I, Hunter M.A. Carr, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of ITIS Holdings
Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 19, 2002
     -----------------------
     /s/ Hunter M.A. Carr
     --------------------
     Name: Hunter M.A. Carr
     Title: Chief Executive Officer

                                  CERTIFICATION
                                  -------------

     I, Joanna Hoover, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of ITIS Holdings
Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 19, 2002
     -----------------------
     /s/ Joanna Hoover
     -----------------
     Name: Joanna Hoover
     Title: Chief Financial Officer