Form 10KSB
period 2002-12-31
ITIS INC
filed 2003-04-16
CIK 3959

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________
                                  FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-07149
                                   __________
                               ITIS HOLDINGS INC.
                 (Name of small business issuer in its charter)

               NEVADA                                      74-3069407
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification no.)


                      10750 HAMMERLY, HOUSTON, TEXAS, 77043
          (Address of principal executive offices including zip code)
                                 (281) 600-6000
                (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       -------------------                            ---------------------
              None                                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)
                                   __________

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2002, were $997,963.

The aggregate market value of the voting common equity held by non-affiliates of Registrant as of April 15, 2003 was $542,405 (based on the closing price of $0.26 per share on April 11, 2003 as reported on the over-the-counter Bulletin Board).

There were 5,189,338 shares of Registrant's Common Stock outstanding as of April 15, 2003.

                       DOCUMENT INCORPORATED BY REFERENCE

         DOCUMENT                                       PART OF FORM 10-KSB
         Proxy Statement for the 2003 Annual                    III
         Meeting of Stockholders

     Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                    ---    ---

================================================================================

                                ITIS HOLDINGS INC
                                   Form 10-KSB
                      For the Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

1.  Description of Business . . . . . . . . . . . . . . . . . . . . . . .      3
2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . .      6
3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .      7
4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .      8

                                    PART II

5.  Market for Common Equity and Related Stockholder Matters . . . . . . .     8
6.  Management's Discussion and Analysis or Plan of Operation . . . . . .      9
7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    17
8.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47


                                    PART III

Items 9-12 Incorporated by reference from the Company's Proxy Statement for the 2003 Annual Meeting of StockholderS.

13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    48
14. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . .    52

PART I

This Report contains certain forward-looking statements of the intentions, hopes, beliefs, expectations, strategies, and predictions of ITIS or its management with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are usually identified by the use of words such as "believes," "will," "anticipates," "estimates," "expects," "projects," "plans," "intends," "should," "could," or similar expressions. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of ITIS's stock price, development by competitors of new or competitive products or services, the entry into the market by new competitors, the sufficiency of ITIS's working capital and the ability of ITIS to retain management, to implement its business strategy, to assimilate and integrate any acquisitions, to retain customers or attract customers from other businesses and to successfully defend itself in ongoing and future litigation. Although ITIS believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by ITIS or any other person that the objectives and plans of ITIS will be achieved. Except for its ongoing obligation to disclose material information as required by the federal securities laws, ITIS undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Accordingly, the reader should not rely on forward-looking statements, because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

ITIS Holdings Inc. owns computer-related subsidiaries that provide automated litigation support and document management, that operate pharmacies, and that provide technical support for operations.

The Company provides automated litigation support through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex. Litidex currently focuses its attention on litigation support services related to lawsuits involving stock manipulation of publicly held companies. PharmHouse Inc. represents a new business segment and newly formed subsidiary of ITIS. PharmHouse concentrates its efforts in the business of pharmacy operations. PharmHouse, originally formed as a subsidiary of Litidex, became a wholly owned subsidiary of ITIS in May 2002. In September 2002 PharmHouse began operation of two pharmacies that focus primarily on electronic prescription services. Another new subsidiary, OnPoint Solutions Inc., provides technical support for PharmHouse and Litidex, in the development and operation of the pharmacies of PharmHouse, and in software and hardware services for both PharmHouse and Litidex. OnPoint also provides the RightScript(TM) software used by PharmHouse.

Prior to October 31, 2001, ITIS also provided training and support for compliance with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and marketed a CD-Rom product and Website that assisted in medical billing through Compass Data Systems, Inc. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders and the operations and management of Compass Data Systems were turned over to then current Compass employees.

Until August 15, 2002, ITIS provided electronic publishing services and database content through Internet sites with subscription access, licenses, and transaction fees for databases through its subsidiaries, GoverNet Affairs, Inc., National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consisted of pending legislation, statutory law, rules and case law at the federal and state levels. As further disclosed in note 7 to the consolidated financial statements, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider in June 2002. While ITIS legally sold the Internet Services operations of National Law Library, Inc. and Brief Reporter, LLC, in August 2002, the sale has been recorded using the deposit method of accounting because, in management's opinion, the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. ITIS no longer maintains any operations in the Internet Services segment.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITHH.OB."

CORPORATE HISTORY

ITIS was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company. In January 1996, ITIS was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, the corporate name was changed to Planet Resources, Inc. Between 1992 and March of 1999, ITIS had no operations; however, the Company maintained certain mining properties. Effective March 27, 2001, the mineral rights and certain cash were indirectly distributed to the original stockholders of ITIS pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources was spun-off from ITIS and acquired the mining and other interests. ITIS no longer maintains any interest in these properties.

National Law Library, Inc., a Texas corporation, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Following its formation, National Law Library's then sole stockholder, who is the current President, Chief Executive Officer and Chairman of ITIS, contributed to National Law Library all of his rights and interests in the Litidex search, retrieval and database software, and database content valued at $934,000 and $1,096,000, respectively, in exchange for 15,152,500 shares of common stock of National Law Library. Commercial operations began in January 1999. In March 1999, National Law Library and ITIS (then known as Planet Resources) entered into a Plan and Agreement of Distribution in which (a) ITIS acquired all of the outstanding shares of National Law Library, (b) a majority of the board of directors was replaced, and (c) Planet Resources changed its name to Internet Law Library, Inc. After giving effect to these transactions, former National Law Library stockholders owned 18 million shares of unregistered common stock of ITIS and the original stockholders of ITIS owned 2 million shares of ITIS common stock. At the annual meeting in September 2001, stockholders approved a name change from Internet Law Library to "ITIS Inc." to better describe the products of ITIS as being information technology and information services.

Under a Plan and Agreement of Merger dated August 26, 2002, as approved by resolution adopted by the Board of Directors of ITIS Inc. on that date and by written consent of a majority of the voting interests of ITIS Inc. on September 18, 2002, ITIS Inc., a Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation, effective September 18, 2002. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Under the terms of the Agreement, each issued share of the common stock of the terminating corporation, ITIS Inc., was converted into one-tenth (0.1) share of the surviving corporation, ITIS Holdings Inc. Each issued share of the preferred stock of ITIS Inc. was converted to one share of preferred stock of ITIS Holdings Inc. ITIS Holdings Inc. has authority to issue 200,000,000 shares of stock, of which 150,000,000 are common stock, $.001 par value per share, and 50,000,000 are preferred stock, $.001 par value per share. Unless otherwise noted, all prior period share amounts reflected in the consolidated financial statements and notes thereto have been adjusted to account for the one-for-ten reverse split in accordance with the Plan.

PRODUCTS AND SERVICES

ITIS is engaged in providing automated litigation support services through its subsidiary Litidex, in pharmacy operations through its subsidiary PharmHouse, and in technical support through its subsidiary OnPoint Solutions.

Litidex and its predecessor entities have provided automated litigation support and other document handling services for nearly twenty years. During 1999 and 2000, Litidex concentrated its efforts in assisting National Law Library in its content and Website development. In 2001 Litidex was hired by attorneys for automated litigation support work related to complex securities litigation. Using the Litidex search engine, millions of documents are processed to create databases that are instantly searchable for data retrieval.

The pharmacies of PharmHouse do not promote any non-pharmaceutical sales and focus primarily on the distribution of medications from prescriptions generated by our RightScript (TM) licensed technology. The electronic prescription technology platform of PharmHouse/RightScript (TM) is developed and maintained by OnPoint Solutions, a sister company in the ITIS family of companies.

In September 2002 PharmHouse began operation of two pharmacies in Houston, Texas, one of which ceased operations in December 2002 due to facility incompatibility with the strategic focus of the division. A third pharmacy began operation in January 2003. PharmHouse has targeted additional pharmacies to be opened in 2003, two of which are anticipated to be captive pharmacies utilizing the RightScript (TM) technology platform. In addition, management is in final negotiations to sell the rights to market and operate the PharmHouse pharmacy model in Galveston, Texas, and certain other markets in the United States.

PharmHouse is focusing on duplicating and improving its RightScript (TM) technology with a primary objective of keeping the product easy to use while adding additional features which the physician or institution desires.

MAJOR SUPPLIERS

PharmHouse purchases the majority of its pharmaceutical products, supplies, and equipment from McKesson HBOC and IPC, Inc., wholesalers of pharmaceutical products. In addition, PharmHouse leases equipment used in its pharmacies from McKesson. Relationships with both wholesalers are believed to be good. In the event that either wholesaler ceased to supply pharmaceutical products to PharmHouse for any reason, management believes that alternative sources of wholesale supply would be available on similar terms. Through our relationship with United Drug Company, which provides for third-party negotiations, we currently have more than 900 insurance companies approved for reimbursement under their respective plans.

CUSTOMERS

While the major clients of Litidex have been and continue to be law firms, many businesses such as Boeing, Raytheon, Lone Star Steel, and even the United States Government have at one time hired Litidex for litigation support whereby millions of documents are processed to create searchable databases. In 2001 and 2002, the law firm of Christian Smith and Jewell was the major client of Litidex(R).

PharmHouse focuses on electronic prescription services, captive pharmacies, and institutional sales within the pharmaceutical health care delivery system.

     - The electronic prescription services focus on medications for pain management, psychiatry, oncology, and gerontology.

     - The captive pharmacy segment includes pharmacies located within professional office buildings, medical complexes, and small urgent-care facilities.

     - The institutional segment focuses on delivery to residential treatment facilities, group homes, and senior care facilities.

COMPETITION

Significant competitors to the automated litigation support services of Litidex are law firms that maintain their own databases and retrieval systems and third party vendors whose rates are generally higher. Management believes that the Litidex(R) search engine is a superior product to in-house programs used by attorneys as well as to the programs of other competitors. Additionally, our experience in the business makes it possible for our prices to be more affordable to most attorneys and law firms than in-house costs.

The highly fragmented and extremely competitive industry of pharmaceutical product sales includes specialty pharmacies, full-service pharmacies, discount pharmacies, Web-based Internet pharmacy delivery systems, clinical pharmacies, and hospital-based pharmacies. Companies such as AllScripts (TM), Pre-Scribe
(TM), e-Scripts (TM), APS (TM), and Pro-Scribe(TM) provide wireless, Internet-based electronic prescription solutions to the medical community. These competitors are seen as formidable in that they have superior experience in the pharmacy management and technology industry. However, while they provide low-end, cost-effective solutions for prescription writing, they do not provide a comprehensive solution to the market served by PharmHouse. Their focus is to provide electronic prescription software tied to major pharmacy retail sales outlets such as Eckerds, Walgreens, CVS and Rite Aid. While some retail outlets are part of major retail drug store or grocery store chains with significantly greater financial resources and market presence than PharmHouse, this is not the case for many other outlets. Since PharmHouse pharmacies primarily accept prescriptions generated by the RightScript (TM) system, they typically do not directly compete with other pharmaceutical outlets. However, PharmHouse competes with other outlets indirectly by competing for agreements with doctors who write prescriptions for pharmaceutical products handled by PharmHouse/RightScript (TM) pharmacies.

SALES AND MARKETING

The market for the automated litigation support services provided by Litidex(R) continues to grow as more class action suits and other big document cases are filed. In particular, there is increased demand for our services in regard to stock fraud cases. We have not needed to do any outside marketing in this area.

The marketing and business strategy of PharmHouse permits it to be one of the first companies engaged in providing server-based communication technology to the electronic pharmacy industry focused exclusively on specialized medicine, captive pharmacies, and institutions. Management believes that the technology of PharmHouse/RightScript(TM) is on the leading edge of wireless communications and therefore is positioned to be a leader in the arena of wireless communication within the medical industry.

Marketing of PharmHouse began with an event attended by more than 30 physicians and providers in August 2002. Subsequently over 75% of these agreed to become part of the PharmHouse/RightScript(TM) beta physician/provider system, and many have had software installed for testing and use. In addition, two institutions have executed agreements for additional captive pharmacy beta test users in 2003. PharmHouse contracts with physicians for consulting and sales support and employs full time marketing representatives to promote our products.

INTELLECTUAL PROPERTY RIGHTS

We regard our search engines, software technologies, databases, and database management software as proprietary. We depend on trade secrets for protection of our software. We have entered into confidentiality agreements with our management and key employees covering this software and limit access to this software and other proprietary information.

PharmHouse owns a paid-up perpetual license of a pharmacy operating system. This operating system, originally created by MedEx Systems, Inc., is the subject of a pending patent application. No assurance can be given that such application will be allowed in whole or in part or as to the scope of any patent that may be issued in connection with such application. However, in the event that MedEx ceases to pursue this patent application, PharmHouse is authorized to do so.

PharmHouse has acquired the rights to three patent applications that specifically address the unique server-based methodology and technology solutions developed by subsidiary OnPoint Solutions, and management believes it will be successful in its attempt to achieve patents on these methods and technology.

GOVERNMENT APPROVALS

Each PharmHouse pharmacy must be licensed by the state in which it is located. While licensing requirements vary from state to state, meeting these requirements has not been an impediment in the past and is not expected to be an impediment to opening new locations in the future. Each PharmHouse pharmacy must also be licensed by the federal Drug Enforcement Agency and, in addition to the general pharmacy license, some states require a separate controlled substance license in order to dispense certain drugs and controlled substances.

GOVERNMENTAL REGULATIONS

Many of the pharmaceutical products handled by PharmHouse pharmacies are controlled substances, requiring PharmHouse to maintain records and report to state agencies the names of persons to whom these drugs are dispensed and the corresponding amounts dispensed. Pharmacy Laws and Regulations strictly govern these requirements. PharmHouse has retained a law firm that specializes in healthcare-related law to provide assistance as needed in ensuring compliance with these and other requirements.

PharmHouse closely monitors all issuances from state and federal agencies to ensure compliance with HIPPA (the Health Insurance Portability Accountability
Act), Drug Enforcement Agency regulations, Stark (I and II), as well as other healthcare related regulations. Because the electronic prescription industry is fairly new, many related regulations are still in the process of finalization. As one of the first companies engaged in providing server-based technology to the electronic pharmacy industry, PharmHouse believes it may be able to play a significant role in contributing to the development of such regulations.

EMPLOYEEs

ITIS and its subsidiaries had 28 full-time employees, 2 part-time employees and 1 contract employee as of April 15, 2003. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

Our primary executive offices are at 10750 Hammerly, Houston, Texas, where our monthly rent is $7,298. Our litigation support staff offices at 2328 Fannin, Houston, Texas, where our monthly rent is $689. In addition, our subsidiary PharmHouse maintains pharmacy locations at 2033 Telephone Rd., Houston, Texas, and 4114 Avenue H, Rosenburg, Texas, where our monthly rents are $1,563 and $595, respectively. Management believes that our current facilities are adequate to meet our needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

OTHER PROPERTY

We formerly owned subsurface mineral rights on approximately 190 acres located in the City of Mullan, Idaho. We have no competitive economic position in the mining industry as no mineral production has ever been realized. Further, we have not received revenue from our mineral rights for the last several years. At December 31, 1999, we recorded $10,000 as other current assets related to these mineral rights. At December 31, 2000, we were advised that these mining assets had no realizable value and accordingly we wrote off the $10,000 related to this asset. Effective March 27, 2001, the foregoing mineral rights were indirectly distributed to the original stockholders of ITIS pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, whereby Planet Resources, one of ITIS's wholly owned subsidiaries, was spun-off from ITIS and acquired the mining and related interests. ITIS no longer maintains any interest in these properties.

ITEM 3. LEGAL PROCEEDINGS

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us, described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. The defendants filed motions to dismiss the case, and on July 17, 2002, the Judge issued an opinion refusing dismissal. The case is ongoing, and discovery is underway. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling, which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $5,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended its complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of an officer and a director of ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay." John M. O'Quinn, our Texas based litigation counsel, represents ITIS and our directors, if necessary, in all of these lawsuits on a contingency fee basis.

On June 4, 2001, Cootes Drive LLC filed a suit in Delaware against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. The suit was dismissed by Order of the Court entered February 15, 2002.

ITIS is also a party to other lawsuits related to matters normally incidental to the Company's business. No other case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of the Company's current assets or is expected to have a material effect on the manner in which the Company conducts its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to ITIS's security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

ITIS's common stock trades on the over-the-counter Bulletin Board under the symbol "ITHH.OB." The following table shows the high and low of closing bid prices for the common stock as reported by the over-the-counter Bulletin Board. The closing bid price quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Quotations have been adjusted to account for the one-for-ten reverse split that occurred in September 2002.

                                                    HIGH    LOW

     FISCAL YEAR ENDED DECEMBER 31, 2001
     First quarter                                  $ 6.30  $ 1.30
     Second quarter                                 $ 3.10  $ 1.40
     Third quarter                                  $ 2.90  $ 1.50
     Fourth quarter                                 $ 1.90  $ 1.00

     FISCAL YEAR ENDED DECEMBER 31, 2002
     First quarter                                  $ 1.10  $ 0.80
     Second quarter                                 $ 1.10  $ 0.50
     Third quarter                                  $ 1.00  $ 0.40
     Fourth quarter                                 $ 0.41  $ 0.10


Holders

At December 31, 2002, there were 1,547 holders of record of ITIS's common stock and 5,189,338 shares outstanding.

Dividends

ITIS has never declared any cash dividends on its common stock. ITIS does not anticipate paying any cash dividends on its common stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the board of directors and will depend upon, among other things, ITIS's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions, and other factors that ITIS's board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

                                                         EQUITY COMPENSATION PLAN INFORMATION
                                  ---------------------------------------------------------------------------

                                  NUMBER OF SECURITIES TO BE  WEIGHTED AVERAGE EXERCISE
                                   ISSUED UPON EXERCISE OF        EXERCISE PRICE OF      NUMBER OF SECURITIES
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     REMAINING AVAILABLE
PLAN CATEGORY                        WARRANTS AND RIGHTS         WARRANTS AND RIGHTS     FOR FUTURE ISSUANCE
--------------------------------  --------------------------  -------------------------  --------------------
Equity compensation plans
  approved by security holders                             -                                          865,000

Equity compensation plans not
  approved by security holders                     5,217,688                       3.01             5,217,688
                                  --------------------------  -------------------------  --------------------

Total                                              5,217,688                                        6,082,688
                                  ==========================  =========================  ====================


Sales of Unregistered Securities

During the three months ended December 31, 2002, there were no sales of unregistered securities.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements of ITIS, which are included elsewhere in this Form 10-KSB. Included in this discussion are certain forward-looking statements regarding ITIS's expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ITIS and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year.

Management realizes that anticipated revenues to be generated by the automated litigation support services of Litidex and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. Our expense levels are based, in part, on our expectations as to future revenues. To the extent that revenues are below expectations, we may be unable or unwilling to reduce expenses proportionately, and operating results and cash flows are likely to be adversely affected.

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Accounts receivable, net of doubtful accounts, at December 31, 2002 and 2001 amount to $1,523,681 and $2,217,328 respectively. Of the accounts receivable at December 31, 2002, 95%, or $1,442,801, represents receivables related to the automated litigation support services of subsidiary Litidex. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% discount rate.

     - ITIS subsidiary Litidex contracts with law firms to provide litigation support services. These generally include determining if the law firm's potential client has a viable cause of action, providing the law firm with a database containing securities litigation data, and developing a specific case-related database. Litidex does not have any future delivery requirements with respect to the first two elements and the revenue associated with those elements is recognized when evidence exists that indicates that an arrangement with the attorney exists. This evidence usually includes receipt of some form of non-refundable compensation. The third element of the arrangement requires development of a case-specific database of information at a future date. Revenues associated with this third element are deferred and recognized as actual document production occurs. This method of revenue recognition is consistent with the method adopted by the Company in the second quarter of 2001 when Litidex began providing this type of litigation service.

          An average of 22% of litigation support revenues are deferred as a substantial portion of the work required has been performed to complete the first two elements of the arrangement. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which includes the development of a case-specific litigation database in an electronic format with the client's information as it becomes available. Management recognizes revenues from these services as they are performed. In determining the amount of income to defer, management consulted with the experienced personnel of Litidex and others regarding the number of documents likely to be processed over the course of the litigation support project and an appropriate retail price to assign to these services. A consensus was reached that 100,000 pages of data was an appropriate estimate to use, and management accordingly applied a fair market value per page processing charge to 100,000 pages of production to determine the deferral amount. While it is virtually impossible to predict the length of time a case may be in litigation, it is reasonable to arrive at a projected number of documents to be processed as part of a litigation support project using the Company's extensive experience in providing these services.

          As disclosed in our December 31, 2001 Form 10-K and subsequent SEC filings, management contacted the SEC on a voluntary basis and had numerous discussions with the SEC regarding revenue recognition with respect to the litigation services of subsidiary Litidex. As a result of those discussions and further research into this matter, management has concluded that the method of accounting used by the Company to record its litigation services revenues is in accordance with generally accepted accounting principles. However, on August 30, 2002, the Staff of the Securities & Exchange Commission requested, on a voluntary basis, additional information regarding the Company's position. The Company fully complied with this request on September 17, 2002.

     - On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At December 31, 2002, the principal balance owed by American Legal Data was $1,892,481. During the year ended December 31, 2002, $16,519 and $15,481 were collected in principal and interest, respectively, related to this note.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at December 31, 2002, or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

     - On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. The Asset Purchase Agreement includes a Security Agreement that grants to ITIS a security interest in all intellectual property, customers, equipment, machinery, furniture and fixtures, supplies and assets being purchased. Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with guaranteed monthly minimums totaling in aggregate $2,423,750 over the first five years.

          At December 31, 2002, the outstanding balance of guaranteed payments amounted to $2,269,995, as payments totaling $153,755 were received in the year ended December 31, 2002.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for the purpose of copying data from that Website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the December 31, 2002 balance sheet, and has accounted for payments received on the contract through December 31, 2002, as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Management has recorded an impairment charge to assets held for sale in the amount of $6,529,053 based on a valuation study prepared by an independent appraiser as of December 31, 2002 (see note 6). Losses on sale of assets for the year ended December 31, 2002 would reflect an increase of $2,276,250 had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the undiscounted guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in a net loss for the year ended December 31, 2002 in the amount of $13,555,386.

     - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of by sale. Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired an independent appraiser to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the JuriSearch sales contract discussed above, and, based on these estimates, management has recorded an impairment charge in the year ended December 31, 2002 in the amount of $6,529,053. Because this impairment is now judged to have existed at the time of the sale, management intends to restate its quarterly report on form 10-Q for the quarter ended September 30, 2002 to include this charge. In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale. While use of these discounts is in accordance with SFAS No. 144, the Financial Accounting Standards Board acknowledges "an entity's best estimate of the present value of cash flows will not necessarily equal the fair value of those uncertain cash flows." It is management's opinion that the value of the assets held for sale will ultimately exceed the $4,700,000 calculated fair value recorded in our financial statements. Management's estimate of the fair value of these assets less cost to sell will be re-evaluated, if necessary, in subsequent periods to determine if it has changed, until, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to the sale. Subsequent decreases in the fair value less cost to sell the assets, if any, will be reported as adjustments to the carrying amount of the assets.

Certain assets and liabilities of GoverNet Affairs and Brief Reporter as originally reflected on the December 31, 2001 balance sheet have been reclassified as follows:

                                                           GoverNet    Brief
                                                            Affairs   Reporter     Total
                                                           ---------  ---------  ----------
          Current assets of entity to be disposed of       $  93,318  $   9,972  $  103,291
          Net fixed assets and intangibles of
              entity to be disposed of                     $ 732,161  $ 573,339  $1,305,501
          Current liabilities of entity to be disposed of  $ 206,947  $       -  $  206,947

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the years ended December 31, 2002 and 2001.

RESULTS OF OPERATIONS

REVENUES. Revenue decreased by $1,693,892 from $2,691,855 for the year ended December 31, 2001 to $997,963 for the year ended December 31, 2002.

Revenues from the automated litigation support services of subsidiary Litidex(R) decreased by $1,884,051 from $2,691,855 for the year ended December 31, 2001 to $807,804 for the year ended December 31, 2002. While four contracts for litigation support services were recorded during the year ended December 31, 2001, only one was recorded in the year ended December 31, 2002. While additional contracts to provide these services are pending and we have begun due diligence services in regard to these cases, revenues and cash flow from automated litigation support services may not be sustained if no additional contracts are obtained.

Revenues generated by our database management segment during the year ended December 31, 2002 amounted to $170,400. These revenues include payments received totaling $82,519 related to the sale of a copy of the National Law Library data (see note 7). The balance of the revenues, $87,881, represents fees for database management services.

Revenues of new subsidiary PharmHouse, which began operations in September 2002, amounted to $19,759 for the year ended December 31, 2002.

Revenues from discontinued operations amounted to $797,633 for 2002 and $1,856,531 for 2001. On the consolidated statement of operations and comprehensive loss for 2002 and 2001 the sales and expenses have been netted together and reflected as a loss from discontinued operations in the amount of $340,198 for 2002 and $2,335,021 for 2001.

SALES AND MARKETING EXPENSE. Sales and marketing expense increased by $29,964 from $100,588 for the year ended December 31, 2001, to $130,552 for the year ended December 31, 2002. A decrease in sales and marketing expense resulting from decreased commission expense of subsidiary Litidex(R) in the amount of $50,000 was primarily offset by contract sales and marketing efforts related to the new PharmHouse stores in the amount of $79,964.

COST OF SALES. Cost of sales in the amount of $15,952 for the year ended December 31, 2002 reflects the cost of pharmaceutical products sold by subsidiary PharmHouse.

GENERAL AND ADMINISTRATIVE Expense. General and administrative expense increased by $380,745 from $2,525,525 for the year ended December 31, 2001 to $2,906,270 for the year ended December 31, 2002 as a result of the following.

     - Payroll and related costs increased by $161,046 from $1,079,248 for the year ended December 31, 2001 to $1,240,294 for the year ended December 31, 2002. New payroll costs related to PharmHouse amounted to $159,114 for the year ended December 31, 2002. Employee health insurance costs increased by $30,350 from $74,030 for the year ended December 31, 2001, to $104,380 for the year ended December 31, 2002, and payroll tax expense increased by $19,121 from $80,016 for the year ended December 31, 2001 to $99,137 for the year ended December 31, 2002. These increases were offset by payroll reductions at the corporate level in the amount of $47,539 during the year ended December 31, 2002.
     - Non-cash expense related to stock and option awards for the year ended December 31, 2002 amounted to $665,877, representing an increase of $206,310 from the $459,567 reported for the year ended December 31, 2001.
     - Administrative expense reductions were realized for the year ended December 31, 2002 in professional fees, contract services, and the expense of outside consulting, which in aggregate decreased by $28,015 from $586,686 for the year ended December 31, 2001, to $558,671 for the year ended December 31, 2002.
     - Rent, utilities, and related expenses increased by $22,054 from $165,977 for the year ended December 31, 2001, to $188,031 for the year ended December 31, 2002. Reductions in expense in the amount $30,137 were due to a corporate move to smaller office space in June 2002. An increase in the amount of $52,191 during 2002 results from rent expense relating to the two new PharmHouse locations.
     - Tax expense unrelated to income taxes increased by $28,884 from $41,328 for the year ended December 31, 2001 to $70,212 for the year ended December 31, 2002. The increase results from a net increase in state franchise taxes in the amount of $6,123, payment related to a sales tax audit in the amount of $3,563, and approximately $19,198 in property tax payments relating to prior years.

     - Miscellaneous other general and administrative expenses, which include materials and supplies and general insurance expense, were reduced by $59,534 from $192,720 for the year ended December 31, 2001 to $133,186 for the year ended December 31, 2002. General and administrative expense increased by $50,000 during 2002 due to the recording of a bad debt allowance relating to a non-trade or business receivable.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense increased by $184,787 from $100,460 for the year ended December 31, 2001 to $285,247 for the year ended December 31, 2002. Production labor costs increased by $161,060 due to increased labor costs related to the automated litigation support services of Litidex, while computer service expense increased by $23,727 primarily due to a non-recurring co-location expense in the amount of $21,986.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense decreased by $766,022 from $1,305,234 for the year ended December 31, 2001 to $539,212 for the year ended December 31, 2002. The decrease is primarily due to the completion of amortization of a $2 million service contract of subsidiary Litidex. Quarterly amortization of the contract amounted to $260,868 per quarter during 2001 until expiration of the contract in the first quarter of 2002.

IMPAIRMENT CHARGE. In the first quarter of 2002, in accordance with Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management of ITIS internally conducted a strategic review of certain aspects of its business. Based on the results of this evaluation, management determined that impairment in the amount of $2,741,955 existed at December 31, 2001. The impairment charge was determined as a result of valuation estimates provided by management using net cash flow projections over the estimated useful lives of the asset. In the first quarter of 2003, management engaged the services of an independent appraiser to prepare a valuation study relating to assets held for sale and estimates of future net cash flows projected over the twenty-five year life of the sales contract related to those assets (see note 6). Based on the results of this study, management has recorded an impairment charge in the amount of $6,529,053 for the year ended December 31, 2002.

OTHER EXPENSE. Other expense of $150,000 during the year ended December 31, 2002 represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy, as further discussed in note 14 to the financial statements. The purchase was not consummated, and this expense is not expected to recur.

INTEREST EXPENSE. Interest expense increased by $468,522 from $403,760 for the year ended December 31, 2001, to $872,282 for the year ended December 31, 2002. The interest expense increase is due to $1,075,000 in new debt acquired in 2002. In addition, proceeds of $2,173,500 received from the sale of a PharmHouse net revenue interest to Rainmaker Ventures, Ltd., a related party, have been recorded as a liability of ITIS rather than as a sale. During the year ended December 31, 2002, ITIS recorded $56,117 as accrued interest payable in regard to this liability.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations, funds to support its automated litigation support segment, and funds for development of PharmHouse stores.

During the year ended December 31, 2002, ITIS's cash and cash equivalents increased in total by $255,370 from the December 31, 2001 balance of $34,165 in available cash and a $40,813 bank overdraft to $248,722 in available cash at December 31, 2002. The Company has working capital of $3,549,431 at December 31, 2002, including $4,700,000 in assets held for sale. Exclusive of the assets held for sale, the Company has a working capital deficit of $1,150,569. Cash used in operating activities was $2,985,183, cash provided by investment activities was $524,929 and cash provided by financing activities was $2,674,811.

The Company had $1,523,681 in accounts receivable at December 31, 2002. Of this amount, $1,442,801 represents receivables related to the automated litigation support services of Litidex. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% discount rate.

The Company has an unrecorded receivable from JuriSearch Holdings, LLC relating to the sale of the National Law Library database and other assets . Under the terms of this sale agreement, ITIS is scheduled to receive a total of $509,990 in guaranteed minimum monthly payments during the twelve-month period ending December 31, 2003. Should JuriSearch fail to perform under the terms of the purchase agreement, ITIS maintains a security interest in all assets purchased as well as in all intellectual property, customers, equipment, machinery, furniture and fixtures and supplies of JuriSearch.

The Company also has an unrecorded receivable from American Legal Data, LLC relating to the sale of a copy of the National Law Library data. Under the terms of this sale agreement, ITIS is scheduled to receive monthly payments in the amount of $16,000 for 120 months beginning June 1, 2002. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note.

Cash used in operating activities of $2,985,183 is primarily due to operating losses and disposal of operating segments (GoverNet Affairs and Brief Reporter). Cash provided by investment activities of $524,929 is primarily due to proceeds from sales of investments ($1,333,661), reduced by additions to the data of National Law Library prior to its sale ($664,213), additions to software costs and furniture and equipment net of disposals ($106,597), and the purchase of inventory for PharmHouse stores ($39,856). Cash provided by financing activities of $2,674,811 is due to increased borrowings to finance working capital needs and the recording of the related party sale of a net revenue interest in PharmHouse stores in the amount of $2,173,500 as a liability rather than a sale.

As further outlined in note 8 to the financial statements, the Company has incurred significant amounts of debt to finance its working capital requirements. As of December 31, 2002 and 2001, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $298,663 and $160,196 at December 31, 2002 and 2001, respectively.

On February 28, 2002, Stephen Fonicello exercised the option to convert his $25,000 note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 192,384 pre-reverse split restricted common shares to Mr. Fonicello, such shares representing repayment of $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002. In March 2002, ITIS executed a demand note for $250,000 in favor of George A. Roberts, a member of its board of directors. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, this note was renewed and consolidated with other notes payable to Dr. Roberts. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 2,107,352 shares of common stock at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. The new note bears interest at 18% per year, and is payable on demand after one year. With respect to this note payable, Dr. Roberts has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2004, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex. At December 31, 2002, the total principal amount owed to Houston RPM, L.C. was $249,385. During the year ended December 31, 2002, National Law Library paid $525,615 in principal and $67,996 in interest, respectively, related to this note.

In April 2002, ITIS executed a demand note for $50,000 in favor of W. Paul Thayer, a member of its board of directors. The note bore interest at the rate of prime plus two percent per year and was payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the note could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, this note was renewed and consolidated with other notes payable to Mr. Thayer. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 204,102 shares of common stock at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. The new note bears interest at 18% per year, and is payable on demand after one year. With respect to this note payable, Mr. Thayer has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2004, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 pharmacies in exchange for additional funding of $500,000 to ITIS. As of December 31, 2002, Rainmaker has funded $2,139,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only two pharmacies have begun operations as of the filing date of this Form 10-KSB, Rainmaker has honored all funding requests made by ITIS. Due to the related- party nature of this transaction and pursuant to EITF 88-18, management has recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $56,117 during the year ended December 31, 2002. At the time the pharmacies begin to generate net revenues to distribute to Rainmaker, ITIS will apply those payments to the long-term liability and accrued interest payable until the recorded liabilities are extinguished. Payments made thereafter will be recorded as an ordinary operating expense.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 provided $2.5 million in available cash to ITIS, we do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. However, cash provided by the automated litigation support services of Litidex is not received on a scheduled basis, and the pharmacy operations of PharmHouse are too new to evaluate. While management believes that revenues provided by these subsidiaries may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While additional automated litigation support contracts are anticipated by management, the revenues of Litidex cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If the receivables associated with the litigation services contracts are not collected timely, or at all, cash flow will be severely restricted and additional reliance will have to be placed on other sources of cash, if available when needed. Although management believes that the receivables will be collected, collections to date have been irregular. If adequate funding from the operations of Litidex, PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to be for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of April 15, 2003, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS



REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS AND

FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Reports of Independent Public Accountants . . . . . . . . . . . . . . . .    18

Consolidated Balance Sheets as of December 31, 2002
and December 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Consolidated Statements of Operations for the years ended
December 31, 2002 and December 31, 2001 . . . . . . . . . . . . . . . . .    23

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2002 and December 31, 2001 . . . . . . . . . . .    24

Consolidated Statements of Cash Flow for the years
ended December 31, 2002 and December 31, 2001 . . . . . . . . . . . . . .    25

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .    27

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
ITIS Holdings Inc. and Subsidiaries
Houston, Texas


We have audited the accompanying consolidated balance sheet of ITIS Holdings Inc. (formerly ITIS Inc.) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. The financial statements of ITIS Inc. for the year ended December 31, 2001 were audited by other auditors whose report, dated March 29, 2002, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITIS Holdings Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a deficit equity position of $1.3 million at December 31, 2002 and incurred net losses of $11.3 and $7.4 million during 2002 and 2001. These and other conditions, more fully described in Note 15, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



/s/ Fitts, Roberts & Co., P.C.
Houston, Texas
March 24, 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITIS Inc. and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements and more fully discussed in Note 15 to the consolidated financial statements, the Company's recurring losses from operations, negative working capital and cash flows, and retained deficits raise substantial doubt about its ability to continue as a going concern. Because the Company does not have significant cash or other material liquid assets, nor an established source of revenues sufficient to cover its operating expenses, the Company will be required to obtain substantial additional financing and capital or to dramatically reduce operating expenses in order to continue as a going concern. As of March 29, 2002, the date of this report, the Company's sources of an adequate supply of financing or capital are severely limited. In order to remain in business during the years 2001 and 2000, and the first quarter of 2002, the Company received substantial debt and equity financing from the Company's Chairman of the Board and other shareholders and directors. If additional equity or debt financings are not timely consummated, projected revenues do not meet management's expectations, or costs are not reduced and instead exceed projections, the Company may not be able to remain in business. Management's plans in regards to these matters are also discussed in Note 15. If the Company is unable to remain in business and continue as a going concern, assets as now reflected on the accompanying consolidated balance sheet, will be severely impaired resulting in significant charge offs and declines in values coupled with an increase in contingent liabilities resulting from the Company's inability to timely and adequately service its credit obligations as they become due. While impairment charges of $2,741,955 and $748,024 to the Company's database, content and software have been recognized at December 31, 2001 and 2000, the consolidated financial statements do not include any future adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to remain in business.

During 2001, the Company recognized revenues amounting to $2,691,855 related to its automated litigation support services. See Note 2 to the consolidated financial statements for more information on this matter. Due to the unique nature of the services provided by the Company's subsidiary, Litidex, the Company plans to seek a "preference letter" from the United States Securities & Exchange Commission (the Commission) during the second quarter of 2002 to determine whether their revenue recognition policy is appropriate for these services. Depending upon the response of the United States Securities & Exchange Commission, the reporting of these revenues may require restatement, which may result in additional revenues being deferred and recognized in future periods. At this time, it is not possible to determine what, if any, response the Commission may have to this accounting matter. At December 31, 2001, $2,103,598 of these revenues are uncollected and due from a single law firm located in Houston, Texas. Management believes that these uncollateralized receivables are fully collectible.

As more fully discussed in Note 8 to the consolidated financial statements, the Company has entered into material financing agreements with the Company's Chairman of the Board and other directors of the Company.

As more fully discussed in Notes 9 and 11 to the consolidated financial statements, the Company is involved in substantial litigation as both plaintiff and defendant.



/s/ Harper & Pearson Company
March 29, 2002

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2002           2001
                                                                    -------------  -------------

                                     ASSETS

Current assets:

  Cash and cash equivalents                                         $     248,722  $      34,165
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127 at  December 31, 2002 and December 31, 2001               828,612      1,457,328
  Investments available for sale, at fair market value                    751,535        199,250
  Other current assets                                                     43,052         13,910
  Inventory                                                                39,856              -
  Assets held for sale                                                  4,700,000              -
  Current assets of entity to be disposed of                                    -        103,291
                                                                    -------------  -------------

    Total current assets                                                6,611,777      1,807,944
                                                                    -------------  -------------

Long term assets:

  Accounts receivable                                                     695,069        760,000
  Other long term assets                                                   52,898              -
                                                                    -------------  -------------

    Total long term assets                                                747,967        760,000
                                                                    -------------  -------------

Fixed assets and intangibles, net of amortization and depreciation
  Database content                                                              -     10,961,358
  Software costs                                                          435,966        525,774
  Furniture and equipment                                                 222,340        315,826
  Intangible assets                                                       143,750        410,868
  Net fixed assets and intangibles of entity to be disposed of                  -      1,305,501
                                                                    -------------  -------------
    Total fixed assets and intangibles, net                               802,056     13,519,327
                                                                    -------------  -------------

    Total assets                                                    $   8,161,800  $  16,087,271
                                                                    =============  =============


  The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31,    DECEMBER 31,
                                                                2002            2001
                                                           --------------  --------------

            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Bank overdraft                                           $           -   $      40,813
  Notes payable-other                                            307,351         182,320
  Disputed note to Cootes Drive LLC                              500,000         500,000
  Accounts payable                                               507,175         535,599
  Accounts payable-related parties                                     -          83,125
  Accrued interest                                               781,186         342,658
  Accrued liabilities                                             80,229         439,785
  Deferred revenue                                               732,650         670,245
  Deposit on sales contract                                      153,755               -
  Current liabilities of entity to be disposed of                      -         206,948
                                                           --------------  --------------
    Total current liabilities                                  3,062,346       3,001,493
                                                           --------------  --------------
  Long term notes payable to Chairman                          2,150,117       2,150,117
  Long term notes payable to Directors                         2,022,500       1,722,500
  Imputed note payable to related party                        2,173,500               -
  Notes payable-other                                             10,207          18,114
                                                           --------------  --------------
    Total long term liabilities                                6,356,324       3,890,731
                                                           --------------  --------------
Total liabilities                                              9,418,670       6,892,224
                                                           --------------  --------------

  Commitments and contingencies

Stockholders' (deficit) equity:
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued
    and outstanding                                            2,027,526       2,027,526
  Common stock, par value $.001, 150,000,000 shares
    authorized;  5,357,450 and 3,938,340 shares issued
    and 5,189,338 and 3,770,228 shares outstanding,
    respectively at December 31, 2002 and December 31, 2001       53,575          39,383
  Warrants                                                     1,405,349       1,213,372
  Additional paid in capital                                  25,475,869      24,801,383
  Accumulated deficit                                        (29,836,383)    (18,557,247)
  Treasury stock, at cost, 194,957 and 168,112 shares
    respectively at December 31, 2002 and
    December 31, 2001                                           (320,877)       (284,554)
  Accumulated other comprehensive income,
    unrealized gain/(loss) on investments                        (11,810)          1,083
  Less notes receivable issued for purchase of
    common stock                                                 (50,119)        (45,899)
                                                           --------------  --------------
    Total stockholders' (deficit) equity                      (1,256,870)      9,195,047
                                                           --------------  --------------

    Total liabilities and stockholders' (deficit) equity   $   8,161,800   $  16,087,271
                                                           ==============  ==============


        The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                               For the Year ended    For the Year ended
                                               December 31, 2002     December 31, 2001
                                              --------------------  --------------------
  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services     $           807,804   $         2,691,855
    Database management sales and services                170,400                     -
    Pharmaceutical sales                                   19,759                     -
                                              --------------------  --------------------
    Total revenues                                        997,963             2,691,855
                                              --------------------  --------------------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                          15,952                     -
    Selling and marketing                                 130,552               100,588
    General and administrative                          2,906,270             2,525,525
    Production and computer service                       285,247               100,460
    Amortization and depreciation                         539,212             1,305,234
    Other expense                                         150,000                     -
                                              --------------------  --------------------
    Total operating expenses                            4,027,233             4,031,807
                                              --------------------  --------------------

  (LOSS) FROM CONTINUING
    OPERATIONS                                         (3,029,270)           (1,339,952)

  DISCONTINUED OPERATIONS (Notes 3 and 7):
    (Loss) from operations of
      discontinued business segments                   (6,869,251)           (5,076,976)
    (Loss) on disposal of business segments            (1,094,833)             (971,368)

  INTEREST INCOME (EXPENSE), net                         (836,374)             (398,844)
  GAIN ON SALE OF INVESTMENTS
    AND EQUIPMENT                                         550,592               408,135
                                              --------------------  --------------------

  NET LOSS                                            (11,279,136)           (7,379,005)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized (loss) gain on investments
      available for sale                                  (46,531)                1,083
                                              --------------------  --------------------

  NET AND COMPREHENSIVE LOSS                          (11,325,667)           (7,377,922)
                                              ====================  ====================

  LOSS PER COMMON SHARE                       $             (2.62)  $             (1.95)
                                              ====================  ====================
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS                $             (1.85)  $             (1.60)
                                              ====================  ====================
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                        4,315,085             3,784,648
                                              ====================  ====================


        The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2002 and 2001


                                                            Number of
                                            Preferred     Common Shares    Common                  Additional         Deferred
                                              Stock           Issued       Stock     Warrants    Paid-in Capital    Compensation
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 2000               $    2,027,526      35,421,284   $ 35,422  $ 1,167,372  $     23,447,757  $     (15,625)
                                         ----------------------------------------------------------------------------------------
Issuance of common stock in
  exchange for debt                                   -       1,153,828      1,153            -           248,847              -
Spin off of Planet Resources, Inc.                    -               -          -            -            13,880              -
Issuance of stock options for services                -          50,000         50            -             7,990              -
Issuance of common stock for services                 -       1,145,000      1,145            -           271,103              -
Issuance of common stock for
  insurance premium                                   -          47,139         47            -            10,795              -
Amortization of deferred compensation                 -               -          -            -                 -         15,625
Issuance of common stock warrants                     -               -          -       46,000                 -              -
Issuance of common stock pursuant
  to the "2001 Executive Stock
  Option Plan"                                        -       1,500,000      1,500            -           323,200              -
Issuance of common stock pursuant
  to the "1999 Employee Stock
  Purchase Plan"                                      -          66,145         66            -            11,770              -
Shareholder contribution of profit
  on sale of common stock                             -               -          -            -            40,991              -
Debt forgiveness by Shareholder                       -               -          -            -           425,050              -
Fair value adjustment to available
  for sale securities                                 -               -          -            -                 -              -
Reposession of Compass Data
  Systems stock                                       -               -          -            -                 -              -
Notes Receivable issued for purchase of
  common stock                                        -               -          -            -                 -              -
Net loss                                              -               -          -            -                 -              -
                                         ----------------------------------------------------------------------------------------

Balance, December 31, 2001               $    2,027,526      39,383,396   $ 39,383  $ 1,213,372  $     24,801,383  $           -
                                         ----------------------------------------------------------------------------------------

Issuance of common stock in
  exchange for debt                                   -       1,793,949      1,795            -           137,383              -
Issuance of stock options for services                -               -          -            -            45,900              -
Issuance of common stock for services                 -      10,957,143     10,957            -           435,043              -
Issuance of common stock in
  exchange for related party
  accounts payable                                    -       1,440,008      1,440            -            56,160              -
Issuance of common stock warrants                     -               -          -      191,977                 -              -
Change in Note Receivable issued
  for purchase of common stock                        -               -          -            -                 -              -
Fair value adjustment to securities
  available for sale                                  -               -          -            -                 -              -
Purchase of treasury stock                      (36,323)        (36,323)
Ten for one reverse split of
  common stock                                        -     (48,217,046)         -            -                 -              -
Net loss                                              -               -          -            -                 -              -
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 2002               $    2,027,526       5,357,450   $ 53,575  $ 1,405,349  $     25,475,869  $           -
                                         ========================================================================================


                                                                                               Comprehensive
                                                                                Receivable        Income
                                                                                   from       Unrealized Gain
                                          Retained Deficit    Treasury Stock    Shareholder    on Investments       TOTAL
                                         ------------------------------------------------------------------------------------
Balance, December 31, 2000               $     (11,178,242)  $       (43,184)  $          -   $             -   $ 15,441,026
                                         ------------------------------------------------------------------------------------
Issuance of common stock in
  exchange for debt                                      -                 -              -                 -        250,000
Spin off of Planet Resources, Inc.                       -                 -              -                 -         13,880
Issuance of stock options for services                   -                 -              -                 -          8,040
Issuance of common stock for services                    -                 -              -                 -        272,248
Issuance of common stock for
  insurance premium                                      -                 -              -                 -         10,842
Amortization of deferred compensation                    -                 -              -                 -         15,625
Issuance of common stock warrants                        -                 -              -                 -         46,000
Issuance of common stock pursuant
  to the "2001 Executive Stock
  Option Plan"                                           -                 -              -                 -        324,700
Issuance of common stock pursuant
  to the "1999 Employee Stock
  Purchase Plan"                                         -                 -              -                 -         11,836
Shareholder contribution of profit
  on sale of common stock                                -                 -              -                 -         40,991
Debt forgiveness by Shareholder                          -                 -              -                 -        425,050
Fair value adjustment to available
  for sale securities                                    -                 -              -             1,083          1,083
Reposession of Compass Data
  Systems stock                                          -          (241,370)             -                 -       (241,370)
Notes Receivable issued for purchase of
  common stock                                           -                 -        (45,899)                -        (45,899)
Net loss                                        (7,379,005)                -              -                 -     (7,379,005)
                                         ------------------------------------------------------------------------------------

Balance, December 31, 2001               $     (18,557,247)  $      (284,554)  $    (45,899)  $         1,083   $  9,195,047
                                         ------------------------------------------------------------------------------------

Issuance of common stock in
  exchange for debt                                      -                 -              -                 -        139,178
Issuance of stock options for services                   -                 -              -                 -         45,900
Issuance of common stock for services                    -                 -              -                 -        446,000
Issuance of common stock in
  exchange for related party
  accounts payable                                       -                 -              -                 -         57,600
Issuance of common stock warrants                        -                 -              -                 -        191,977
Change in Note Receivable issued
  for purchase of common stock                           -                 -         (4,220)                -         (4,220)
Fair value adjustment to securities
  available for sale                                     -                 -              -           (12,893)       (12,893)
Purchase of treasury stock
Ten for one reverse split of
  common stock                                           -                 -              -                 -              -
Net loss                                       (11,279,136)                -              -                 -    (11,279,136)
                                         ------------------------------------------------------------------------------------
Balance, December 31, 2002               $     (29,836,383)  $      (320,877)  $    (50,119)  $       (11,810)  $ (1,256,870)
                                         ====================================================================================


  The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                        For the Year ended December 31,
                                                        -------------------------------
                                                               2002           2001
                                                           -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                               $(11,279,136)  $(7,379,005)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                         665,877       444,130
    Amortization of deferred compensation                             -        15,625
    Amortization and depreciation                               539,212     1,305,234
    Impairment charge                                         6,529,053     2,741,955
    Gain on sales of investments                               (602,773)     (403,535)
    Loss (Gain) on sale of equipment                             10,488        (5,869)
    Services provided for investments                                 -      (976,192)
    Disposal of operating segments                            1,598,362     3,084,387
    Changes in:
      Accounts receivable                                      (722,929)   (2,168,701)
      Accrued interest on notes receivable                       (4,220)       (4,564)
      Other assets                                              (82,040)       39,108
      Accounts payable                                             (387)      254,428
      Accrued liabilities                                       147,150       489,897
      Deferred revenue                                           62,405       670,245
      Deposit on sales contract                                 153,755             -
      Assets distributable to stockholders                            -        (1,761)
                                                           -------------  ------------

    Net cash (used in) operating activities                  (2,985,183)   (1,894,618)
                                                           -------------  ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of inventory                                         (39,856)            -
  Purchases of investments and treasury stock                    (5,374)      (39,462)
  Purchase of licensing agreement                                     -      (150,000)
  Proceeds from sales of investments                          1,333,661     1,221,022
  Proceeds from sale of equipment                                 7,308         6,269
  Additions to database content                                (664,213)   (1,427,894)
  Additions to furniture and equipment                          (67,426)      (26,566)
  Additions to software                                         (96,404)            -
  Dispositions of equipment                                      57,233        31,146
                                                           -------------  ------------

    Net cash provided by (used in) investment activities        524,929      (385,485)
                                                           -------------  ------------

                                                                     (continued)


  The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                        For the Year ended December 31,
                                                        -------------------------------
                                                              2002         2001
                                                           -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                           $  (40,813)  $   38,201
  Proceeds from notes payable                               1,075,000    2,067,617
  Proceeds from imputed note payable                        2,173,500            -
  Payments on notes payable                                  (532,876)     (59,614)
  Payments received on notes receivable                             -      176,365
  Proceeds from sale of common stock                                -       11,836
  Shareholder contribution to paid in capital                       -       40,991
  Distribution of Planet Resources assets and liabilities           -       13,880
                                                           -----------  -----------

    Net cash provided by financing activities               2,674,811    2,289,276
                                                           -----------  -----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                 214,557        9,173

CASH AND CASH EQUIVALENTS, beginning of period                 34,165       24,992
                                                           -----------  -----------

CASH AND CASH EQUIVALENTS, end of period                   $  248,722   $   34,165
                                                           ===========  ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $  303,646   $   61,187
  Cash paid for income taxes                               $        -   $        -
  Non cash investing and financing transactions:
    Fair value of warrants issued                          $  191,977   $   46,000
    Fair value of common stock issued as
      note reduction                                       $  125,000   $  250,000
    Fair value of common stock issued as
      compensation for goods and services                  $  549,500   $   23,248
    Notes receivable issued for exercise
      of stock options                                     $        -   $  217,700
    Unrealized gains (losses) on investments               $  (11,810)  $    1,083
    Long-term debt forgiveness by Chairman                 $        -   $  425,050


  The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1-BUSINESS:

ITIS Inc. was originally incorporated as Allied Silver-Lead Company in the State of Idaho in 1967 and, until 1992, operated as an exploratory mining company with extremely limited operations. In January 1996, ITIS Inc. was reincorporated in Delaware as a result of a merger and, among other shareholder actions taken at that time, the corporate name was changed to Planet Resources, Inc. On March 27, 2001, pursuant to an Amended and Restated Agreement and Plan of Distribution dated March 13, 2001, Planet Resources was spun-off from ITIS Inc.

Under a Plan and Agreement of Merger dated August 26, 2002, as approved by resolution adopted by the Board of Directors of ITIS Inc. on that date and by written consent of a majority of the voting interests of ITIS Inc. on September 18, 2002, ITIS Inc., the Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation, effective September 18, 2002. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Under the terms of the Agreement, each issued share of the common stock of the terminating corporation, ITIS Inc., was converted into one-tenth (0.1) share of the surviving corporation, ITIS Holdings Inc. Each issued share of the preferred stock of ITIS Inc. was converted to one share of preferred stock of ITIS Holdings Inc. ITIS Holdings Inc. has authority to issue 200,000,000 shares of stock, of which 150,000,000 are common stock, $.001 par value per share, and 50,000,000 are preferred stock, $.001 par value per share. Unless otherwise noted, all prior period share amounts reflected in the consolidated financial statements and notes thereto have been adjusted to account for the one-for-ten reverse split in accordance with the Plan.

ITIS Holdings Inc. owns computer-related subsidiaries that provide automated litigation support and document management, that operate pharmacies, and that provide technical support for operations.

The Company provides automated litigation support through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex. Litidex currently focuses its attention on litigation support services related to lawsuits involving stock manipulation of publicly held companies. PharmHouse Inc. represents a new business segment and newly formed subsidiary of ITIS. PharmHouse concentrates its efforts in the business of pharmacy operations. PharmHouse, originally formed as a subsidiary of Litidex, became a wholly owned subsidiary of ITIS in May 2002. In September 2002 PharmHouse began operation of two pharmacies that focus primarily on electronic prescription services. Another new subsidiary, OnPoint Solutions Inc., provides technical support for PharmHouse and Litidex in the development and operation of the pharmacies of PharmHouse and in software and hardware services for both PharmHouse and Litidex. OnPoint also provides the RightScript(TM) software used by PharmHouse.

Prior to October 31, 2001, ITIS also provided training and support for compliance with federal regulations through its wholly owned subsidiary, Venco Compliance, Inc., and marketed a CD-Rom product and Website that assisted in medical billing through Compass Data Systems, Inc. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to Venco's former shareholders and the operations and management of Compass Data Systems were turned over to then current Compass employees.

Until August 15, 2002, ITIS provided electronic publishing services and database content through Internet sites with subscription access, licenses, and transaction fees for databases through its subsidiaries, GoverNet Affairs, Inc., National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consisted of pending legislation, statutory law, rules and case law at the federal and state levels. As further disclosed in note 7 to the consolidated financial statements, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider in June 2002. While ITIS legally sold the Internet Services operations of National Law Library, Inc. and Brief Reporter, LLC, in August 2002, the sale has been recorded using the deposit method of accounting because, in management's opinion, the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. ITIS no longer maintains any operations in the Internet Services segment.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITHH.OB."

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation-These consolidated financial statements reflect the assets, liabilities, results of operations, and cash flows of the business conducted by ITIS for the years ended December 31, 2001 and 2002.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Principles of Consolidation-The accompanying consolidated financial statements include the accounts of ITIS and its wholly owned operating subsidiaries, National Law Library, PharmHouse, and ITIS, Inc. (Litidex). All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification of Accounts- Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation. Included in those reclassifications are certain assets and liabilities of GoverNet Affairs and Brief Reporter as follows:

                                                 GoverNet     Brief
                                                  Affairs   Reporter     Total
                                                 ---------  ---------  ----------
Current assets of entity to be disposed of       $  93,318  $   9,972  $  103,291
Net fixed assets and intangibles of
  entity to be disposed of                       $ 732,161  $ 573,339  $1,305,501
Current liabilities of entity to be disposed of  $ 206,947  $       -  $  206,947


Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Company has made significant estimates related to revenue recognition for automated litigation support revenues, valuation and impairment of assets held for sale, and collectibility of accounts receivable. Management believes that it has accounted for these items properly based upon all of the information available.

Cash and Cash Equivalents-ITIS considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Investments-Investments include available-for-sale equity securities at their fair value. For the available-for-sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities at year-end are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded.

Inventory-Inventory includes drugs and pharmaceutical products of subsidiary PharmHouse, which are stated at the lower of cost or net realizable value, using the first-in, first-out method.

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

     Services Revenue- ITIS subsidiary Litidex(R) contracts with law firms to
     ----------------
     provide litigation support services. These generally include determining if the law firm's potential client has a viable cause of action, providing the law firm with a database containing securities litigation data, and developing a specific case-related database. Litidex(R) does not have any future delivery requirements with respect to the first two elements and the revenue associated with those elements is recognized when evidence exists that indicates that an arrangement with the attorney exists. This evidence usually includes receipt of some form of non-refundable compensation. The third element of the arrangement requires development of a case-specific database of information at a future date. Revenues associated with this third element are deferred and recognized as actual document production occurs. This method of revenue recognition is consistent with the method adopted by the Company in the second quarter of 2001 when Litidex(R) began providing this type of litigation service.

     An average of 22% of litigation support revenues are deferred as a substantial portion of the work required has been performed to complete the first two elements of the arrangement. Management has calculated the deferral amount based upon the future estimated work to complete the services under the contract, which includes the development of a case-specific litigation database in an electronic format with the client's information as it becomes available. Management recognizes revenues from these services as they are performed. In Determining

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

     the amount of income to defer, management consulted with the experienced personnel of Litidex(R) and others regarding the number of documents likely to be processed over the course of the litigation support project and an appropriate retail price to assign to these services. A consensus was reached that 100,000 pages of data was an appropriate estimate to use, and management accordingly applied a fair market value per page processing charge to 100,000 pages of production to determine the deferral amount. While it is virtually impossible to predict the length of time a case may be in litigation, it is reasonable to arrive at a projected number of documents to be processed as part of a litigation support project using the Company's extensive experience in providing these services.

     As disclosed in our December 31, 2001 Form 10-K and subsequent SEC filings, management contacted the SEC on a voluntary basis and had numerous discussions with the SEC regarding revenue recognition with respect to the litigation services of subsidiary Litidex(R). As a result of those discussions and further research into this matter, management has concluded that the method of accounting used by the Company to record its litigation services revenues is in accordance with generally accepted accounting principles. However, on August 30, 2002, the Staff of the Securities & Exchange Commission requested, on a voluntary basis, additional information regarding the Company's position. The Company fully complied with this request on September 17, 2002.

Concentration of Credit Risk-The primary source of the automated litigation support revenues of Litidex(R) at the present time is the law firm of Christian Smith & Jewell. At December 31, 2002, Christian Smith & Jewell owed Litidex(R) $1,443,895 for automated litigation support services, which represents approximately 88% of the accounts receivable of ITIS. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due.

Fair value of Financial Instruments-The fair values of financial instruments approximate their reported carrying amounts at December 31, 2002 and 2001 due to their relative short lives for current assets, and liabilities and long-term liabilities are at interest rates comparable to current market rates. The carrying cost of long term accounts receivable in the amount of $793,895 has been discounted at 12% to approximate fair value of $695,069.

Database content and software costs- Database content at December 31, 2001 includes content databases containing federal and state case law, statutory law, rules, pending legislation, and database and retrieval software. The capitalized value of the content database was determined from the cost of purchasing, verifying and installing the database for release to Internet customers. Once a case law database has been capitalized, the cost of updating the database with current case law was expensed. The cost of updating statutory law and pending legislation databases was capitalized. At December 31, 2002, the database and development costs have been reclassified to "Assets Held for Sale." (see note 4)

ITIS applies SOP 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the software and includes the cost of related patents.

ITIS uses the straight-line method to amortize the database content and software costs. Content and software assets at December 31, 2002 and 2001 consist of the following:

                                        Useful life
                                         (in years)        2002         2001
                                        -------------  ------------  -----------

Database content . . . . . . . . . . .       8-20      $ 6,434,974   $12,299,814

Software costs . . . . . . . . . . . .        5-8        1,586,106     1,489,702

Less:  Accumulated amortization. . . .                  (2,885,114)  (2,302,384)
                                                       ------------  -----------

                                                       $ 11,487,132  $ 5,135,966
                                                       ============  ===========

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Furniture and Equipment-Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over a five-year period. At December 31, 2002 and 2001 accumulated depreciation was $228,749 and $204,838 respectively.

Intangible Assets-Intangible assets at December 31, 2001 include a contractual service agreement of subsidiary Litidex(R) in the original amount of $2,000,000 less accumulated amortization of $1,739,132. The remaining value of this contract was fully amortized during the year ended December 31, 2002. Also included in intangible assets at December 31, 2002 and 2001 is the cost of a paid-up perpetual license for a pharmacy operating system in the amount of $150,000 (see note 14). Amortization is computed using the straight-line method over a twenty-year period. At December 31, 2002 and 2001 accumulated amortization was $6,250 and $-0-, respectively.

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

Stock-Based Compensation-Under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting For Stock-Based Compensation-Transition and Disclosure," ITIS has elected the method that requires disclosure of stock-based compensation. Because of this election, ITIS has historically accounted for its employee stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 and the related interpretations. Accordingly, compensation has been recorded for stock-based compensation grants to employees based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, ITIS recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose proforma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

                                   Year Ended           Year Ended
                                December 31, 2002    December 31, 2001
                               -------------------  -------------------
Net loss applicable
  to common shareholders:
  As reported:                 $       11,279,136   $        7,379,005
  Less: compensation expense
    charged to income:                   (665,877)            (459,567)
  Plus: proforma compensation
    expense:                              803,076              489,997
                               -------------------  -------------------
Proforma net loss applicable
  to common shareholders:      $       11,416,335   $        7,409,435
                               ===================  ===================
Basic loss per common share:
  As reported:                 $             2.62   $             1.95
  Proforma:                    $             2.65   $             1.96

Basic Loss Per Share-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at December 31, 2001 and 2002 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

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

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement. Accordingly, ITIS has recorded losses from discontinued operations in 2002 of $607,656 and $487,177 for the disposal of GoverNet Affairs and Brief Reporter, respectively, and losses from discontinued operations in 2001 of $897,418 and $73,950 for the disposal of Compass Data Systems and Venco Compliance, respectively. (see note 7) Impairment in the amount of $6,529,053 and $2,741,955 was recorded during the years ended December 31, 2002 and 2001, respectively. (see note 6).

NOTE 3-DISCONTINUED OPERATIONS:

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement.

During the year ended December 31, 2002, ITIS recorded a loss from discontinued operations of $607,656 for the disposal of GoverNet Affairs and $487,177 for the disposal of Brief Reporter. During the year ended December 31, 2001, ITIS recorded a loss from discontinued operations of $897,418 for the disposal of Compass Data Systems and $73,950 for the disposal of Venco Compliance. (see note
7)

For the years ended December 31, 2002 and 2001, losses related to the discontinued operations of GoverNet Affairs amounted to $163,317 and $557,013, respectively, and losses related to the discontinued operations of Brief Reporter amounted to $98,901 and $148,658, respectively. For the year ended December 31, 2001, losses related to the discontinued operations of Compass Data Systems and Venco Compliance amounted to $865,850 and $50,333, respectively.

Losses from discontinued operations of $6,607,033 and $3,455,122 (including impairment charges in the amount of $6,529,053 and $2,741,955) were recorded for years ended December 31, 2002 and 2001, respectively, for the disposal of the Internet Services operations of National Law Library.

NOTE 4-ASSETS HELD FOR SALE:

On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. (see note 7) Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the December 31, 2002 balance sheet, and has accounted for payments received on the contract through December 31, 2002, as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Management has recorded an impairment charge to assets held for sale in the amount of $6,529,053 based on a valuation study prepared by an independent appraiser as of December 31, 2002 (see note 6). Because this impairment is now judged to have existed at the time of the sale, management intends to restate its quarterly report on form 10-Q for the quarter ended September 30, 2002 to include this charge. In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale.

NOTE 5-BUSINESS SEGMENTS:

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

During the year ended December 31, 2001, ITIS and its subsidiaries were engaged in the business of providing Internet services, compliance and safety training materials, and automated litigation support services. As of October 31, 2001 we no longer provide compliance and safety training materials, and results from these activities have been classified as discontinued operations. Further, the results of Internet Services operations of subsidiary GoverNet Affairs, which discontinued operations in June 2002, and the results of the consolidated Internet Services operations of subsidiaries National Law Library and Brief Reporter, which were sold in August 2002, are classified as discontinued operations. As of August 15, 2002, ITIS no longer has an ongoing Internet Services operating segment. However, as a result of the July 29, 2002 sale by National Law Library of a copy of data to American Legal Data, LLC, (see note
7), National Law Library as a corporate entity continues to have sales proceeds and some ongoing expenses. The results of this activity have been classified as "Database Management". The new segment, "Pharmacy Operations," reflects results of new subsidiary PharmHouse, which began operation of two pharmacies in September 2002. Corporate overhead amounts have been reallocated for all periods to the continuing and new business segments. Accordingly, financial results from continuing operations are as follows:

                                             SEGMENT INFORMATION
                                            ---------------------
                                             INCOME
TWELVE MONTHS ENDED                         (LOSS) FROM   INTEREST      TOTAL       DEPRECIATION/
DECEMBER 31, 2002              NET SALES     OPERATIONS   EXPENSE       ASSETS      AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $    170,400  $  (746,217)  $595,046  $    5,233,952  $     216,348
Automated Litigation Support       807,804   (1,617,995)   221,119       2,505,576        309,148
Pharmacy Operations                 19,759     (665,058)    56,117         422,272         13,716
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    997,963  $(3,029,270)  $872,282  $    8,161,800  $     539,212
                              ============  ============  ========  ==============  =============

                                            INCOME
TWELVE MONTHS ENDED                         (LOSS) FROM   INTEREST      TOTAL       DEPRECIATION/
DECEMBER 31, 2001             NET SALES     OPERATIONS    EXPENSE       ASSETS      AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $          -  $  (627,145)  $351,192  $   12,813,833  $     215,816
Automated Litigation Support     2,691,855     (712,807)    52,568       3,273,438      1,089,418
Pharmacy Operations                      -            -          -               -              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $  2,691,855  $(1,339,952)  $403,760  $   16,087,271  $   1,305,234
                              ============  ============  ========  ==============  =============


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

During the quarter ended September 30, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC (see note 7). Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with a guaranteed monthly minimum for the first five years. Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for the purpose of copying data from that Website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the December 31, 2002 balance sheet, and has accounted for payments received on the contract through December 31, 2002 as "deposit on sales contract".

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of by sale. Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired an independent appraiser to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the sales contract, and, based on these estimates, management has recorded an impairment charge in the year ended December 31, 2002 in the amount of $6,529,053. Because this impairment is now judged to have existed at the time of the sale, management intends to restate its quarterly report on form 10-Q for the quarter ended September 30, 2002 to include this charge, which has been recorded to "loss from operations of discontinued business segments." In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale. Losses on sale of assets for the year ended December 31, 2002 would reflect an increase of $2,276,250 had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the undiscounted guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in a net loss for the year ended December 31, 2002 in the amount of $13,555,386.

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

In August 2001, certain shareholders of Compass filed suit in Washoe County, Nevada against the aforementioned three Compass shareholders, alleging that the stock the three individuals delivered to ITIS was not valid, and that as a result, ITIS has no ownership interest in Compass. The wrongful actions as alleged in the suit relate to stock ownership of a predecessor of Compass. ITIS is not a party to this lawsuit and has placed the shares of Compass received in the transaction in the registry of the Nevada Court. Additionally, ITIS has canceled the restricted shares of ITIS that were issued to the three individuals. As of October 31, 2001, the operations and management of Compass, previously reported

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

as a subsidiary of ITIS, were turned over to current Compass employees. As a result, ITIS wrote off $1,229,704 in assets at September 30, 2001, representing the net book value of the Compass database content and software costs originally valued at $1,294,425. The $1 million value assigned to a contractual agreement of Compass at the time of acquisition had been fully amortized as of the date operations were returned. A loss on disposition of $897,418 for the disposition of Compass was recorded in the year ended December 31, 2001. For the year ended December 31, 2001, losses related to the operations of Compass Data Systems amounted to $865,850. These losses have been reported as "discontinued operations" in accordance with SFAS 144.


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

The acquisition was accounted for under the purchase method of accounting and resulted in $90,600 of the purchase price being allocated to goodwill. On October 31, 2001, the stock of Venco was sold and transferred by ITIS to its former shareholders, Donald E. and Cathryn V. Tull. ITIS received $1,000 on December 1, 2001 and will receive 5% of any future revenues of Venco in excess of $10,000 per month. A loss on disposition of $73,950 was recorded in the year ended December 31, 2001. For the year ended December 31, 2001, losses related to the operations of Venco amounted to $50,333. These losses have been reported as "discontinued operations" in accordance with SFAS 144. ITIS has not received any amounts related to the agreement to receive 5% of any future revenues of Venco in excess of $10,000 per month and no receipts under this agreement are expected in the near term.

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

In June 2002, management of ITIS transferred the customers of GoverNet Affairs to another provider for no monetary or other consideration and ceased operation of this subsidiary, which had never reached profitability. As a result, ITIS wrote off $593,529 in assets at June 30, 2002, representing the net book value of the developed technology of GoverNet Affairs, originally valued at $1,271,854. A loss on disposition of $607,656 was recorded in the quarter ended June 30, 2002. For the years ended December 31, 2002 and 2001, losses related to the operations of GoverNet Affairs amounted to $163,317 and $557,013, respectively. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

National Law Library Assets and Brief Reporter

On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At December 31, 2002, the principal balance owed by American Legal Data was $1,892,481. During the year ended December 31, 2002, $16,519 and $15,481 were collected in principal and interest, respectively, related to this note.

Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at December 31, 2002, or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

National Law Library, a Texas corporation and wholly owned subsidiary of ITIS, was formed in November 1998 for the purpose of developing and marketing an Internet destination to be used for legal research. Commercial operations began in January 1999. On December 10, 1999, ITIS's Board of Directors approved National Law Library's purchase of Brief Reporter, LLC, a Virginia limited liability company which owns and operates an Internet site and a connected database containing appellate briefs and trial memoranda written by attorneys for certain significant cases in all Federal and state jurisdictions. In connection with this acquisition, ITIS issued an aggregate of 483,325 pre-reverse split shares, valued at $1,000,000, in exchange for all of the outstanding interests of Brief Reporter. The acquisition was accounted for under the purchase method of accounting and resulted in $710,206 and $250,000 of the purchase price being allocated to database content and developed technology, respectively. The results of operations of Brief Reporter and the fair value of tangible and intangible assets acquired and liabilities assumed have been included in ITIS's consolidated financial statements as of the acquisition date.

On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) completed the sale of their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. The Asset Purchase Agreement includes a Security Agreement that grants to ITIS a security interest in all intellectual property, customers, equipment, machinery, furniture and fixtures, supplies and assets being purchased. Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with guaranteed monthly minimums totaling in aggregate $2,423,750 over the first five years. At December 31, 2002, the outstanding balance of guaranteed payments amounted to $2,269,995, as payments totaling $153,755 were received in the year ended December 31, 2002.

Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for the purpose of copying data from that Website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the December 31, 2002 balance sheet, and has

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

accounted for payments received on the contract through December 31, 2002, as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Management has recorded an impairment charge to assets held for sale in the amount of $6,529,053 based on a valuation study prepared by an independent appraiser as of December 31, 2002 (see note 6). Because this impairment is now judged to have existed at the time of the sale, management intends to restate its quarterly report on form 10-Q for the quarter ended September 30, 2002 to include this charge. In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale. Losses on sale of assets for the year ended December 31, 2002 would reflect an increase of $2,276,250 had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the undiscounted guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in a net loss for the year ended December 31, 2002 in the amount of $13,555,386.

Management has recorded a loss on disposition of the operations of Brief Reporter in the quarter ended September 30, 2002 in the amount of $487,177, which primarily represents the net book value of the Brief Reporter database content and developed technology. For the year ended December 31, 2002, losses related to the discontinued operations of National Law Library and Brief Reporter amounted to $77,980 and $98,901 respectively, while losses for year ended December 31, 2001 amounted to $713,167 and $148,658, respectively. The operations of National Law Library related to Internet Services and the operations of Brief Reporter have been reported as "discontinued operations" in accordance with SFAS 144.

PharmHouse Net Revenue Interest

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 pharmacies in exchange for additional funding of $500,000 to ITIS. As of December 31, 2002, Rainmaker has funded $2,139,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only two pharmacies have begun operations as of the filing date of this Form 10-KSB, Rainmaker has honored all funding requests made by ITIS. Due to the related- party nature of this transaction and pursuant to EITF 88-18, management has recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $56,117 during the year ended December 31, 2002. At the time the pharmacies begin to generate net revenues to distribute to Rainmaker, ITIS will apply those payments to the long-term liability and accrued interest payable until the recorded liabilities are extinguished. Payments made thereafter will be recorded as an ordinary operating expense.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)






NOTE 8-NOTES PAYABLE AND FINANCING AGREEMENTS:

The following table summarizes the notes payable and financing agreements of ITIS excluding a disputed $500,000 note to Cootes Drive L.L.C. (see note 9).


                             DATE OF          DECEMBER 31,    DECEMBER 31,
LENDER                       ISSUANCE             2002            2001
---------------------------  --------------  --------------  --------------
Hunter M.A. Carr, CEO        May 2002        $   2,150,117   $   2,150,117
George A. Roberts, Director  May 2002            1,840,000       1,590,000
W. Allyn Hoaglund, Director  October 2000           50,000          50,000
Phoenix Energy               January 2001                -         100,000
Stephen A. Fonicello         February 2001               -          25,000
W. Paul Thayer, Director     May 2002              182,500         132,500
Frost National Bank          February 2002          18,173          25,434
Houston RPM, L.C.            March 2002            249,385               -
Rainmaker Ventures, Ltd.     July 2002           2,173,500               -
                                             --------------  --------------
                                                 6,663,675       4,073,051

Less long-term portion to
Hunter M.A. Carr, CEO        May 2002           (2,150,117)     (2,150,117)
George A. Roberts, Director  May 2002           (1,840,000)     (1,590,000)
W. Paul Thayer, Director     May 2002             (182,500)       (132,500)
Frost National Bank          February 2002         (10,207)        (18,114)
Rainmaker Ventures, Ltd.     July 2002          (2,173,500)              -
                                             --------------  --------------

Current portion of debt                      $     307,351   $     182,320
                                             ==============  ==============


As of December 31, 2002 and 2001, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $298,663 and $160,196 at December 31, 2002 and 2001, respectively. Prior to May 22, 2002, notes payable to Mr. Carr bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At Mr. Carr's option and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, a new note was issued to Mr. Carr in the amount of $2,150,117 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Carr to purchase up to 2,464,977 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $99,074 related to the issuance of these warrants was recorded in May 2002.With respect to this note payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2004, if to demand payment would impair

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

In October 2000, February 2001, and March 2002, ITIS executed demand notes for $400,000, $190,000, and $250,000 respectively, in favor of George A. Roberts, a member of its board of directors. The notes bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS has sold its common stock during the one-year period preceding the exercise of this option. On October 24, 2001, ITIS wholly owned subsidiary ITIS, Inc., a Texas corporation that conducts business as Litidex(R), executed a promissory note for $1,000,000 in favor of Dr. Roberts. This note bore interest at an annual fixed rate equal to the lesser of the maximum amount allowed by law as adjusted from time to time or 18%, and was payable in full with accrued interest after one year. The note was secured by a Security Agreement covering all accounts, contract rights and general intangibles arising out of the litigation support project among Litidex(R), the law firm of Christian Smith & Jewell, and the law firm of O'Quinn, Laminack & Pirtle. Legal fees of $29,100 were paid from the proceeds of this note. On May 22, 2002, a new note was issued to Dr. Roberts in the amount of $1,840,000 as a renewal and consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 2,107,352 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $84,700 related to the issuance of these warrants was recorded in May 2002. With respect to this note payable, Dr. Roberts has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2004, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

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

On February 5, March 21, April 11, and May 16 of 2001, and on April 3, 2002, ITIS executed demand promissory notes for $50,000, $70,000, $25,000, $12,500, and $50,000 respectively, in favor of W. Paul Thayer, a member of the board of directors. On May 31, 2001, ITIS repaid Mr. Thayer $25,000 of principal toward these notes. Prior to May 22, 2002, the notes bore interest at the rate of prime plus two percent per year, payable in cash on demand after one year. At the option of the holder and with 30 days written notice, the notes could be repaid in common stock of ITIS at a discounted price based on the lowest price at which ITIS had sold its common stock during the one-year period preceding the exercise of this option. On May 22, 2002, a new note was issued to Mr. Thayer in the amount of $182,500 as a renewal and

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

consolidation of all prior notes. The new note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 204,102 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $8,203 related to the issuance of these warrants was recorded in May 2002. With respect to this note payable, Mr. Thayer has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2004, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 17, 2002. The amount of each monthly installment shall equal the total amount of credit card receipts generated by National Law Library, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on April 17, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex(R). At December 31, 2002, the total principal amount owed to Houston RPM, L.C. was $249,385. During the year ended December 31, 2002, National Law Library paid $525,615 in principal and $67,996 in interest, respectively, related to this note.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 pharmacies in exchange for additional funding of $500,000 to ITIS. As of December 31, 2002, Rainmaker has funded $2,139,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only two pharmacies have begun operations as of the filing date of this Form 10-KSB, Rainmaker has honored all funding requests made by ITIS. Due to the related- party nature of this transaction and pursuant to EITF 88-18, management has recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $56,117 during the year ended December 31, 2002. At the time the pharmacies begin to generate net revenues to distribute to Rainmaker, ITIS will apply those payments to the long-term liability and accrued interest payable until the recorded liabilities are extinguished. Payments made thereafter will be recorded as an ordinary operating expense.

NOTE 9-FINANCING AGREEMENT WITH COOTES DRIVE L.L.C.:

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

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

NOTE 10-INCOME TAXES:

ITIS has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2002 and 2001, ITIS had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $18.2 million and $14 million, respectively, resulting in deferred tax asset amounts of $6.2 million and $4.8 million, respectively. These carryforwards begin to expire in 2018 through 2022. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit ITIS's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, ITIS may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since ITIS has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

NOTE 11-COMMITMENTS AND CONTINGENCIES:

Leases

ITIS leases its office space under the terms of operating leases. ITIS is committed to making monthly payments of $7,298 under a lease agreement for corporate office space that expires in June 2004. PharmHouse leases office space pursuant to two lease agreements requiring monthly payments of $1,563 through January 2004, and $595 through December 2003. Litidex(R) rents office space for $689 monthly on a month-to-month basis.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

               Future minimum lease payments under operating leases are:

                         2003               171,085
                         2004                87,698
                         2005                38,141
                         2006                22,754
                                            -------
                         Total              319,678
                                            =======

Rent expense under operating leases was $170,993 and $112,190 for the years ended December 31, 2002 and 2001, respectively.

Litigation

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us, described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. The defendants filed motions to dismiss the case, and on July 17, 2002, the Judge issued an opinion refusing dismissal. The case is ongoing, and discovery is underway. We intend to prosecute the case vigorously. Our litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling, which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $5,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended its complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after the filing of ITIS's suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of an officer and a director of ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case has been consolidated with the ITIS case (above) and the parties have been realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. Litigation counsel has advised us that the case is not sufficiently advanced to evaluate the outcome, but that resolution of the suit is anticipated in accordance with the Judge's July 17, 2002 ruling which states, "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay." John M. O'Quinn, our Texas based litigation counsel, represents ITIS and our directors, if necessary, in all of these lawsuits on a contingency fee basis.

On June 4, 2001, Cootes Drive LLC filed a suit in Delaware against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. The suit was dismissed by Order of the Court entered February 15, 2002.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

ITIS is also a party to other lawsuits related to matters normally incidental to the Company's business. No other case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of the Company's current assets or is expected to have a material effect on the manner in which the Company conducts its business.

NOTE 12-COMMON AND PREFERRED STOCK:

Under a Plan and Agreement of Merger dated August 26, 2002, as approved by resolution adopted by the Board of Directors of ITIS Inc. on that date and by written consent of a majority of the voting interests of ITIS Inc. on September 18, 2002, ITIS Inc., the Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation, effective September 18, 2002. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Under the terms of the Agreement, each issued share of the common stock of the terminating corporation, ITIS Inc., was converted into one-tenth (0.1) share of the surviving corporation, ITIS Holdings Inc. Each issued share of the preferred stock of ITIS Inc. was converted to one share of preferred stock of ITIS Holdings Inc. ITIS Holdings Inc. has authority to issue 200,000,000 shares of stock, of which 150,000,000 are common stock, $.001 par value per share, and 50,000,000 are preferred stock, $.001 par value per share. Unless otherwise noted, all prior period share amounts reflected in the following discussion of common and preferred stock have been adjusted to account for the one-for-ten reverse split in accordance with the Plan.

On March 10, 2001, in accordance with conversion terms in the February 28, 2001 demand note payable to Hunter M.A. Carr, ITIS issued 115,383 restricted shares of common stock priced at $2.16667 per share to Mr. Carr, representing payment of $250,000 towards the note payable to Mr. Carr in the original amount of $2,060,000.

On April 6, 2001, ITIS issued 12,500 shares of common stock, valued at $23,248, as compensation to its outside directors. These awards were recorded as compensation expense in April 2001.

On April 19, 2001, ITIS issued 100,000 shares of common stock to Kelley V. Kirker, Director and Chief Operations Office of ITIS, who purchased the shares for $140,700 pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan.

On May 17, 2001, ITIS issued 50,000 shares of common stock to Joanna Hoover, Chief Financial Officer of ITIS, who purchased the shares for $77,000 pursuant to exercising stock options issued to her under the 2001 Executive Stock Option Plan.

On July 20, 2001, ITIS issued 5,000 shares of common stock to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for ITIS, who was awarded the shares pursuant to exercising stock options issued to him under the 2001 Executive Stock Option Plan. The shares were valued at $8,040.

In September 2001, ITIS entered into an agreement with a vendor pursuant to which ITIS agreed to issue 4,714 shares of unregistered common stock, valued at $10,842, as consideration for insurance coverage. Insurance expense of $10,842 was recorded on September 5, 2001.

Pursuant to the 1999 Employee Stock Purchase Plan, 6,615 shares of ITIS common stock were issued to employees of ITIS and its subsidiaries in September 2001. The employees paid an aggregate $11,836 for these shares.

In October 2001, ITIS issued 2,000 shares of unregistered common stock, valued at $5,000, to a vendor as compensation for services rendered. Consulting expense of $5,000 was recorded in October 2001.

In October 2001, ITIS entered into a compensation agreement with James W. Christian pursuant to which ITIS agreed to issue 100,000 shares of common stock as consideration for legal services rendered and to provide an effective registration statement for these shares. On October 3, 2001, the SEC accepted the registration statement for these shares. Legal fees of $244,000 were recorded in October 2001 for the aggregate fair value of the 1,000,000 shares issued.

On February 28, 2002, Stephen A. Fonicello, holder of a demand promissory note dated February 28, 2001 in the principal amount of $25,000, exercised his option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on March 4, 2002, ITIS issued 19,238 restricted common shares to Mr. Fonicello, such shares representing $25,000 in principal and $2,068 in accrued and unpaid interest at February 28, 2002.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On April 2, 2002, Phoenix Energy Consulting Services, Inc., holder of a demand promissory note dated January 16, 2001 in the principal amount of $100,000, exercised the option to convert the note plus accrued interest into restricted common shares of ITIS. Accordingly, on April 2, 2002, ITIS issued 160,157 restricted common shares to the lender, such shares representing $100,000 in principal and $12,109 in accrued and unpaid interest at April 2, 2002.

On April 11, 2002, ITIS entered into an agreement with a vendor pursuant to which ITIS issued 25,714 shares of unregistered common stock, valued at $18,000, as consideration for professional services rendered during the 1st quarter of 2001.

On September 6, 2002, at the recommendation of the Compensation Committee and with the approval of the Board of Directors, ITIS issued 1,214,001 shares of unregistered common stock, valued at $485,600, to members of its Board of Directors and key employees as compensation for services rendered and in payment of accrued but unpaid directors fees and expenses as follows:

                                                 Number of
     Recipient                                   Shares       Value
     ------------------------------------------  ---------  ---------

     Hunter M.A. Carr, President and CEO           175,000  $  70,000
     George A. Roberts, Director                   119,324     47,729
     W. Paul Thayer, Director                      125,000     50,000
     W. Allyn Hoaglund, Director                   120,000     48,000
     Kelley V. Kirker, Director and COO            152,177     60,871
     Walter B. Rae, Director                       117,500     47,000
     Donald W. Sapaugh, past Director               80,000     32,000
     K. Charles Peterson, General Counsel           87,500     35,000
     Carol A. Wilson-Story, Corporate Secretary     75,000     30,000
     Kara A. Kirker, Corporate Treasurer            50,000     20,000
     Joanna Hoover, CFO                             75,000     30,000
     Michael Hluchanek, Chief Programmer            37,500     15,000
                                                 ---------  ---------

                                                 1,214,001  $ 485,600
                                                 =========  =========


Through December 2000, holders of 138.92 shares of Series A convertible preferred stock converted the preferred shares to 313,715 shares of common stock. At December 31, 2002 and 2001, 161.08 shares of Series A convertible preferred stock remain outstanding.

NOTE 13-STOCK OPTIONS AND WARRANTS:

On March 26, 1999, the board of directors and the majority stockholders of ITIS adopted the 1999 Stock Option Plan for ITIS. Under the Plan, the compensation committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase common stock of ITIS (either incentive or non-qualified stock options) and stock appreciation rights to officers and employees, including directors who are employees, of ITIS. The Compensation Committee has discretion to determine the terms and conditions upon which the options may be exercised. Originally, the stockholders approved 30,000 shares of common stock for the grant of options under the Plan, subject to anti-dilution provisions. In February 2000, the stockholders approved a resolution increasing this number to 300,000 shares.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

Also, on March 26, 1999, the board of directors and the majority stockholders approved the 1999 Director Option Plan. The Director Plan provides for automatic grants of stock options to non-employee directors. ITIS has reserved 20,000 shares of common stock for the grant of options under the Director Plan, subject to anti-dilution adjustments. As of December 31, 2002, 11,200 options were due to non-employee directors under the Director Option Plan; however, no options had been issued under either the Stock Option Plan or the Director Option Plan.

ITIS granted certain stock options and warrants outside both the Stock Option Plan and the Director Option Plan during the years ended December 31, 2002 and 2001, as summarized below:
                            Year Ended             Year Ended
                       ---------------------  ---------------------
                         December 31, 2002      December 31, 2001
                       ---------------------  ---------------------
                       Weighted               Weighted
                        Average                Average
                       Exercise   Number of   Exercise   Number of
                         Price      Shares      Price      Shares
                       ---------  ----------  ---------  ----------
Options Outstanding,
  Beginning of Period  $   27.10    443,257   $   28.90    425,757
Options Granted        $     .77     60,000   $    1.50    155,000
Warrants Granted       $    0.96  4,776,431   $    1.50     30,000
Options Cancelled      $   15.08    (62,000)  $   28.20    (12,500)
Options Exercised              -          -   $    1.50   (155,000)
                                  ----------             ----------
Options Outstanding,
  End of Period        $    3.01  5,217,688   $   27.10    443,257
                                  ==========             ==========
Options Exercisable,
  End of Period        $    3.01  5,217,688   $   28.80    372,757
                                  ==========             ==========

Other information regarding stock options outstanding at December 31, 2002 is as follows:

                                Options Outstanding   Options Exercisable
                                -------------------  ---------------------
                                           Weighted              Weighted
                    Remaining               Average               Average
Range of Exercise      Life     Number of  Exercise   Number of  Exercise
Price                (Years)     Shares      Price     Shares      Price
------------------  ----------  ---------  ---------  ---------  ---------
$.77-1.50              2.3-3.5  4,866,431  $    0.96  4,866,431  $    0.96
$25.00-35.60            .6-7.2    340,000  $   30.84    340,000  $   30.84
$45.00-51.90            .5-6.3     11,257  $   47.84     11,257  $   47.84


On February 22, 2001, ITIS issued warrants to James W. Christian to purchase 30,000 shares of ITIS's common stock at an exercise price of $1.50 per share, at any time and from time to time from and after February 22, 2001 and through and including February 22, 2006. These warrants were issued in exchange for services provided to ITIS and have an estimated value of $46,000.

At the September 2001 annual meeting, stockholders ratified the 2001 Executive Stock Option Plan which had been approved by the board of directors in March 2001.Under the Plan, the stock option committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase up to 700,000 shares of common stock of ITIS (either incentive or non-qualified stock options) to employees of ITIS or its subsidiary corporations. The stock option committee has discretion to determine the terms and conditions upon which the options may be exercised.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

On April 16, 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS awarded 100,000 stock options to Kelley V. Kirker, Director and Chief Operations Officer of ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of exercise. Mr. Kirker exercised these options on April 18, 2001, and 100,000 shares of ITIS common stock were issued to Mr. Kirker on April 19, 2001. Compensation expense of $69,000 was recorded in April 2001 as a result of this award.

On April 19, 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS awarded 50,000 stock options to Joanna Hoover, Chief Financial Officer of ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of the exercise. Ms. Hoover exercised these options on May 16, 2001, and 50,000 shares of ITIS common stock were issued to Ms. Hoover on May 17, 2001. Compensation expense of $38,000 was recorded in April 2001 as a result of this award.

In July 2001, pursuant to the 2001 Executive Stock Option Plan, ITIS issued 5,000 stock options to Robert Sarlay, previously Vice President for Special Programs and Shareholder Relations for ITIS, in appreciation of his service to ITIS. These options were fully vested at the grant date and were exercisable in whole or in part at any time for a period of 3 years at an exercise price equal to 67% of the bid price of common shares of ITIS at the date of exercise. Mr. Sarlay exercised these options and 5,000 shares of ITIS common stock were issued to him on July 20, 2001. Compensation expense of $8,040 was recorded as a result of this award.

Had the compensation cost for all stock options been determined under the alternative method under SFAS No. 123, ITIS's net loss for the years ended December 31, 2002 and 2001 would have changed to the following pro forma amounts:


                                  Year Ended          Year Ended
                              December 31, 2002   December 31, 2001
                              ------------------  ------------------
Net loss applicable
  to common shareholders:
  As reported:                $       11,279,136  $        7,379,005
  Proforma:                   $       11,416,335  $        7,409,435

Basic loss per common share:
  As reported:                $             2.62  $             1.95
  Proforma                    $             2.65  $             1.96


For pro forma disclosures, the fair value of each option grant is estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: no expected dividends, risk-free interest rate of five percent, price volatility of approximately 20% for the year ended December 31, 2002, 52% for the year ended December 31, 2001, and an average expected life of 4 years.

On March 1, 2002, ITIS issued stock options to Merit Financial, Inc. to purchase 60,000 shares of ITIS's common stock at an exercise price defined as the market price of the stock on the date that the option is exercised, less fifteen percent. These options were issued in exchange for consulting services previously provided to ITIS, and related expense of $45,900 was recorded in March 2002.

On May 22, 2002, in conjunction with the renewal and consolidation of various notes payable to Hunter M.A. Carr, W. Paul Thayer, and George A. Roberts (see note 8), ITIS cancelled any and all rights to convert principal and interest of the prior notes to common stock and instead issued warrants to Carr, Thayer and Roberts to purchase up to 2,464,977, 204,102, and 2,107,352 shares of common stock, respectively, at $.96 per share. Expense of $191,977 and an equal amount of equity related to issuance of these warrants was recorded in May 2002.

NOTE 14 - LICENSING AGREEMENT:

On March 8, 2002, Litidex(R) entered into an agreement with MedEx Systems, Inc. whereby Litidex(R), through a newly

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

formed Litidex(R) subsidiary, PharmHouse, Inc., intends to operate pharmacies in 81 exclusive territories identified in a Settlement and Separation Agreement. MedEx is a Louisiana corporation that has developed a patent-pending system for technologies related to the operation of such pharmacies. The agreement between MedEx and Litidex(R) provided for a paid-up perpetual license from MedEx for the operating system to be used in pharmacies to be established in territories belonging to Litidex(R). This licensing agreement has been recorded at its cost of $150,000 and is being amortized over a twenty-year term. Subsequent to signing this agreement, and by a letter of intent dated March 27, 2002, Litidex(R) paid MedEx an additional $150,000 as earnest money and consulting fees towards a contemplated purchase of 50% of the issued and outstanding shares of MedEx and an associated entity, Pegasus Pharmacy, Inc. This stock purchase was not consummated, and the $150,000 earnest money and consulting fees was recorded as "other expense" in March 2002.

NOTE 15-CONDITIONS AFFECTING ONGOING OPERATIONS:

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. While the sale of a net revenue interest in the first 14 PharmHouse stores in July 2002 provided $2.5 million in available cash to ITIS, we do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that anticipated revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores will be critical in providing some of the funds necessary to continue company operations and to remain in business. However, cash provided by the automated litigation support services of Litidex(R) is not received on a scheduled basis, and the pharmacy operations of PharmHouse are too new to evaluate. While management believes that revenues provided by these subsidiaries may be adequate to fund company operations, it is possible that such revenues may never be sufficient to meet company needs. While management anticipates additional automated litigation support contracts, the revenues of Litidex(R) cannot be sustained if no additional contracts are obtained. If this should be the case, management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If the receivables associated with the litigation services contracts are not collected timely, or at all, cash flow will be severely restricted and additional reliance will have to be placed on other sources of cash, if available when needed. Although management believes that the receivables will be collected, collections to date have been irregular. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of April 15, 2003, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity.

As reflected in the accompanying financial statements, ITIS has incurred $29,836,383 in losses since inception and has used significant amounts of cash in operating the company. Our current working capital is not sufficient to cover cash requirements for the 2003 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2001, upon recommendation of the Audit Committee, the board of directors of ITIS voted to dismiss and replace Arthur Andersen LLP as ITIS's independent accountants with Harper & Pearson Company. ITIS's consolidated financial statements for the fiscal years ended December 31, 2001 have been audited by Harper & Pearson Company.

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

On September 16, 2002, upon recommendation of the Audit Committee, the board of directors of ITIS voted to dismiss and replace Harper & Pearson Company as ITIS's independent accountants with Fitts, Roberts & Co., P.C. ITIS's consolidated financial statements for the fiscal year ended December 31, 2002 have been audited by Fitts, Roberts & Co., P.C.

For the years ended December 31, 2000 and 2001, Harper & Pearson Company's report did not contain any adverse opinions or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the subsequent interim period January 1, 2002 through September 16, 2002, there were no disagreements with Harper & Pearson Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Harper & Pearson Company, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of ITIS for such period. ITIS authorized Harper & Pearson Company to respond fully to the inquiries of Fitts, Roberts & Co. P.C.

PART III

Pursuant to general instruction E, Items 9 through 12 are incorporated by reference to the Company's proxy statement to be filed with the Commission relating to the 2003 annual meeting of shareholders.

                              Cross  Reference

Form 10-KSB Item Number and caption       Proxy Materials Caption
-----------------------------------       -----------------------

Item 9. Directors, Executive              Election of Directors; Executive
Officers, Promoters and Control           Officers; Transactions with
Person; Compliance with Section           Management and Certain Business
16(a) of the Exchange Act.                Relationships; and Section 16(a)
                                          Beneficial

Item 10. Executive Compensation           Executive Compensation

Item 11. Security Ownership of            Voting Securities and Ownership
Certain Beneficial Owners and             Thereof by Certain Beneficial
Management and Related                    Owners and Management
Stockholder Matters.

Item 12. Certain Relationships and        Transactions with Management and
Related Transactions                      Certain Business Relationships

Item 15. Principal Accountant Fees        Auditor Fees
and Services


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following documents are filed as exhibits to the Form 10-KSB of ITIS Holdings Inc. and incorporated by reference.

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

   3.1*  Articles of Incorporation of ITIS Holdings Inc.

   3.2*  Articles of Amendment of ITIS Holdings Inc.

   3.3*  Bylaws of ITIS Holdings Inc.

   3.4*  Amendment No. 1 to Bylaws of ITIS Holdings. Inc.

   3.5   2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to
         Exhibit 4.4 to ITIS's Registration Statement on Form S-8 filed on March 30, 2001).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

    21*  Subsidiaries of ITIS.


*Filed herewith

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding this report and concluded that such controls and procedures are effective to make known to the Company all material information about the financial and operation activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since our evaluation that could significantly affect their effectiveness.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15 day of April 2003.

                                   ITIS Holdings Inc.

                                   By: /s/ Hunter M.A. Carr
                                     --------------------------
                                   Hunter M.A. Carr
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hunter M.A. Carr    Chairman of the Board, President and Chief Executive   Apri115, 2003
----------------------  Officer (Principal Executive Officer)
Hunter M.A. Carr

/s/ Kelley V. Kirker    Director, President of ITIS, Inc. (Texas)              April 15, 2003
----------------------
Kelley V. Kirker

/s/ George A. Roberts   Director                                               Apri115, 2003
----------------------
George A. Roberts

/s/ W. Paul Thayer      Director                                               Apri115, 2003
----------------------
W. Paul Thayer

/s/ W. Allyn Hoaglund   Director                                               Apri115, 2003
----------------------
W. Allyn Hoaglund

/s/ Walter B. Rae       Director                                               Apri115, 2003
----------------------
Walter B. Rae

/s/ Joanna Hoover       Chief Financial Officer (Principal Financial and       Apri115, 2003
----------------------  Accounting Officer)
Joanna Hoover

                                  CERTIFICATION
                                  -------------

     I, Hunter M.A. Carr, the Principal Executive Officer of ITIS Holdings Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of ITIS Holdings Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: April 15, 2003
     --------------------

      /s/ Hunter M.A. Carr
      --------------------
      Name: Hunter M.A. Carr
      Title: Chief Executive Officer

                                  CERTIFICATION
                                  -------------

     I, Joanna Hoover, the Principal Financial Officer of ITIS Holdings Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of ITIS Holdings Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: April 15, 2003
     --------------------

     /s/ Joanna Hoover
     -----------------
     Name: Joanna Hoover
     Title: Chief Financial Officer

Exhibit  Index

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

   3.1*  Articles of Incorporation of ITIS Holdings Inc.

   3.2*  Articles of Amendment of ITIS Holdings Inc.

   3.3*  Bylaws of ITIS Holdings Inc.

   3.4*  Amendment No. 1 to Bylaws of ITIS Holdings. Inc.

   3.5   2001 Executive Stock Option Plan dated effective March 15, 2001 (incorporated by reference to
         Exhibit 4.4 to ITIS's Registration Statement on Form S-8 filed on March 30, 2001).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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