Form 10KSB/A
period 2002-12-31
ITIS INC
filed 2003-04-23
CIK 3959

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                  FORM 10-KSB/A

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

         DOCUMENT                                       PART OF FORM 10-KSB
         Proxy Statement for the 2003 Annual                    III
         Meeting of Stockholders

     Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                    ---    ---

================================================================================

                                ITIS HOLDINGS INC
                                   Form 10-KSB
                      For the Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

1.  Description of Business . . . . . . . . . . . . . . . . . . . . . . .      3
2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . .      6
3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .      7
4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .      8

                                    PART II

5.  Market for Common Equity and Related Stockholder Matters . . . . . . .     8
6.  Management's Discussion and Analysis or Plan of Operation . . . . . .      9
7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    17
8.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48


                                    PART III

Items 9-12 Incorporated by reference from the Company's Proxy Statement for the 2003 Annual Meeting of StockholderS.

13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    49
14. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . .    53

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

Securities Authorized for Issuance under Equity Compensation Plans

                                                         EQUITY COMPENSATION PLAN INFORMATION
                                  ---------------------------------------------------------------------------

                                  NUMBER OF SECURITIES TO BE  WEIGHTED AVERAGE EXERCISE
                                   ISSUED UPON EXERCISE OF        EXERCISE PRICE OF      NUMBER OF SECURITIES
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     REMAINING AVAILABLE
PLAN CATEGORY                        WARRANTS AND RIGHTS         WARRANTS AND RIGHTS     FOR FUTURE ISSUANCE
--------------------------------  --------------------------  -------------------------  --------------------
Equity compensation plans
  approved by security holders                             -                                          865,000

Equity compensation plans not
  approved by security holders                     5,217,688                     $ 3.01                     -
                                  --------------------------  -------------------------  --------------------

Total                                              5,217,688                                          865,000
                                  ==========================  =========================  ====================

Equity compensation plans not approved by security holders include options and warrants issued in connection with employment agreements and options and warrants issued to vendors in exchange for services rendered.

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Accounts receivable, net of doubtful accounts, at December 31, 2002 and 2001 amount to $1,523,681 and $2,217,328 respectively. Of the accounts receivable at December 31, 2002, 95%, or $1,443,895, represents receivables related to the automated litigation support services of subsidiary Litidex. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% discount rate.

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

Certain assets and liabilities of GoverNet Affairs and Brief Reporter as originally reflected on the December 31, 2001 balance sheet have been reclassified as follows:


                                                           GoverNet    Brief
                                                            Affairs   Reporter     Total
                                                           ---------  ---------  ----------
          Current assets of entity to be disposed of       $  93,318  $   9,972  $  103,291
          Net fixed assets and intangibles of
              entity to be disposed of                     $ 732,161  $ 573,339  $1,305,501
          Current liabilities of entity to be disposed of  $ 206,948  $       -  $  206,948

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

Revenues from discontinued operations amounted to $797,633 for 2002 and $1,856,531 for 2001. On the consolidated statement of operations and comprehensive loss for 2002 and 2001 the sales and expenses have been netted together and reflected as a loss from discontinued operations in the amount of $6,869,251 for 2002 and $5,076,976 for 2001.

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

The Company had $1,523,681 in accounts receivable at December 31, 2002. Of this amount, $1,443,895 represents receivables related to the automated litigation support services of Litidex. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% discount rate.

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
                                                           ==============  ==============


        The accompanying notes are an integral part of these consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                               For the Year ended    For the Year ended
                                               December 31, 2002     December 31, 2001
                                              --------------------  --------------------
  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services     $           807,804   $         2,691,855
    Database management sales and services                170,400                     -
    Pharmaceutical sales                                   19,759                     -
                                              --------------------  --------------------
    Total revenues                                        997,963             2,691,855
                                              --------------------  --------------------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                          15,952                     -
    Selling and marketing                                 130,552               100,588
    General and administrative                          2,906,270             2,525,525
    Production and computer service                       285,247               100,460
    Amortization and depreciation                         539,212             1,305,234
    Other expense                                         150,000                     -
                                              --------------------  --------------------
    Total operating expenses                            4,027,233             4,031,807
                                              --------------------  --------------------

  (LOSS) FROM CONTINUING
    OPERATIONS                                         (3,029,270)           (1,339,952)

  DISCONTINUED OPERATIONS (Notes 3 and 7):
    (Loss) from operations of
      discontinued business segments                   (6,869,251)           (5,076,976)
    (Loss) on disposal of business segments            (1,094,833)             (971,368)

  INTEREST INCOME (EXPENSE), net                         (836,374)             (398,844)
  GAIN ON SALE OF INVESTMENTS
    AND EQUIPMENT                                         550,592               408,135
                                              --------------------  --------------------

  NET (LOSS)                                          (11,279,136)           (7,379,005)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized (loss) gain on investments
      available for sale                                  (46,531)                1,083
                                              --------------------  --------------------

  NET AND COMPREHENSIVE (LOSS)                        (11,325,667)           (7,377,922)
                                              ====================  ====================

  LOSS PER COMMON SHARE                       $             (2.62)  $             (1.95)
                                              ====================  ====================
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS                $             (1.85)  $             (1.60)
                                              ====================  ====================
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                        4,315,085             3,784,648
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

Reclassification of Accounts- Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation. Included in those reclassifications are certain assets and liabilities of GoverNet Affairs and Brief Reporter as follows:


                                                 GoverNet     Brief
                                                  Affairs   Reporter     Total
                                                 ---------  ---------  ----------
Current assets of entity to be disposed of       $  93,318  $   9,972  $  103,291
Net fixed assets and intangibles of
  entity to be disposed of                       $ 732,161  $ 573,339  $1,305,501
Current liabilities of entity to be disposed of  $ 206,948  $       -  $  206,948

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

Concentration of Credit Risk-The primary source of the automated litigation support revenues of Litidex(R) at the present time is the law firm of Christian Smith & Jewell. At December 31, 2002, Christian Smith & Jewell owed Litidex(R) $1,443,895 for automated litigation support services, which represents approximately 95% of the accounts receivable of ITIS. Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% discount rate.

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

ITIS uses the straight-line method to amortize the database content and software costs. Content and software assets at December 31, 2002 and 2001 consist of the following:

                                       Useful life
                                        (in years)        2002          2001
                                       -------------  ------------  ------------

Database content . . . . . . . . . . .      8-20      $ 6,434,974   $ 12,299,814

Software costs . . . . . . . . . . . .       5-8        1,586,106      1,489,702

Less:  Accumulated amortization. . . .                 (2,885,114)   (2,302,384)
                                                      ------------  ------------

                                                      $  5,135,966  $ 11,487,132
                                                      ============  ============

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

                                   Year Ended           Year Ended
                                December 31, 2002    December 31, 2001
                               -------------------  -------------------
Net loss applicable
  to common shareholders:
  As reported:                 $      (11,279,136)  $       (7,379,005)
  Less: compensation expense
    charged to income:                    665,877              459,567
  Plus: proforma compensation
    expense:                             (803,076)            (489,997)
                               -------------------  -------------------
Proforma net loss applicable
  to common shareholders:      $      (11,416,335)  $       (7,409,435)
                               ===================  ===================
Basic loss per common share:
  As reported:                 $            (2.62)  $            (1.95)
  Proforma:                    $            (2.65)  $            (1.96)

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