Form 10-Q/A
period 2002-09-30
ITIS INC
filed 2003-05-15
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-Q/A

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

                               ITIS HOLDINGS INC.

                                   FORM 10-Q/A

                       FOR THE QUARTER SEPTEMBER 30, 2002

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements. . . . . . . . . . . . . 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . . . .27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk . . . . .36

Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .37

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . .38

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .39

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .44

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .45

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          2002           2001
                                                                     --------------  -------------
                                                                      (Unaudited)
                                                                      (Restated)
                              ASSETS

Current assets:

  Cash and cash equivalents                                          $       19,872  $      34,165
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127 at  September 30, 2002 and December 31, 2001              1,554,886      1,457,328
  Investments available for sale, at fair market value                       41,177        199,250
  Notes receivable less deferred gross profit
    of $192,000 at September 30, 2002                                       125,000              -
  Other current assets                                                       20,950         13,910
  Inventory                                                                  41,279              -
  Assets held for sale                                                    4,700,000              -
  Current assets of entity to be disposed of                                      -        103,291
                                                                     --------------  -------------

    Total current assets                                                  6,503,164      1,807,944
                                                                     --------------  -------------

Long term assets:

  Accounts receivable                                                     1,140,000        760,000
  Licensing agreement                                                       150,000        150,000
                                                                     --------------  -------------

    Total long term assets                                                1,290,000        910,000
                                                                     --------------  -------------

Fixed assets and intangibles, net of amortization and depreciation
  Database content and software costs                                       386,115     11,487,132
  Furniture and equipment                                                   237,011        315,826
  Intangible assets                                                               -        260,868
  Net fixed assets and intangibles of entity to be disposed of                    -      1,305,501
                                                                     --------------  -------------
    Total fixed assets and intangibles, net                                 623,126     13,369,327
                                                                     --------------  -------------

    Total assets                                                     $    8,416,290  $  16,087,271
                                                                     ==============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              2002             2001
                                                                         ---------------  --------------
                                                                          (Unaudited)
                                                                          (Restated)
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                         $       55,049   $      40,813
  Notes payable-other                                                         2,506,033       1,922,934
  Disputed note to Cootes Drive LLC                                             500,000         500,000
  Accounts payable                                                              543,116         535,599
  Accounts payable-related parties                                                    -          83,125
  Accrued interest                                                              699,319         342,658
  Accrued liabilities                                                           178,894         439,785
  Deferred revenue                                                              759,480         670,245
  Deposit on sales contract                                                      24,166               -
  Current liabilities of entity to be disposed of                                     -         206,948
                                                                         ---------------  --------------
    Total current liabilities                                                 5,266,057       4,742,107
                                                                         ---------------  --------------
  Long term notes payable from Chairman                                       2,150,117       2,150,117
  Imputed note payable to related party                                       1,939,500               -
                                                                         ---------------  --------------
    Total long term liabilities                                               4,089,617       2,150,117
                                                                         ---------------  --------------
Total liabilities                                                             9,355,674       6,892,224
                                                                         ---------------  --------------

  Commitments and contingencies

Stockholders' equity:
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued and outstanding        2,027,526       2,027,526
  Common stock, par value $.001, 150,000,000 shares
    authorized;  5,357,450 and 3,938,340 shares issued
    and 5,189,338 and 3,770,228 shares outstanding,
    respectively at September 30, 2002 and December 31,
    2001                                                                         53,575          39,383
  Warrants                                                                    1,405,349       1,213,372
  Additional paid in capital                                                 25,475,869      24,801,383
  Accumulated deficit                                                       (29,419,798)    (18,557,247)
  Treasury stock, at cost, 168,112 shares                                      (284,554)       (284,554)
  Accumulated other comprehensive income,
    unrealized gain/(loss) on investments                                      (148,296)          1,083
  Less notes receivable issued for purchase of
    common stock                                                                (49,055)        (45,899)
                                                                         ---------------  --------------
    Total stockholders' equity                                                 (939,384)      9,195,047
                                                                         ---------------  --------------

    Total liabilities and stockholders' equity                           $    8,416,290   $  16,087,271
                                                                         ===============  ==============


               The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                                  For the nine months          For the three months
                                                  ended September 30,          ended September 30,
                                              ---------------------------  ----------------------------
                                                  2002           2001           2002           2001
                                              -------------  ------------  --------------  ------------
                                               (Restated)                   (Restated)
  REVENUE, NET OF DEFERRED INCOME             $    895,469   $ 2,130,400   $     246,042   $ 1,280,400
                                              -------------  ------------  --------------  ------------

  OPERATING EXPENSES:
    Selling and marketing                           94,202       106,405          66,880        11,174
    General and administrative                   2,148,355     1,903,674         918,069       433,079
    Production and computer service                208,287        65,402         118,044        31,642
    Amortization and depreciation                  650,876     1,237,342         101,381       412,903
    Other expense                                  150,000             -               -             -
                                              -------------  ------------  --------------  ------------
    Total operating expenses                     3,251,720     3,312,823       1,204,374       888,798
                                              -------------  ------------  --------------  ------------

  (LOSS) FROM CONTINUING
    OPERATIONS                                  (2,356,251)   (1,182,423)       (958,332)      391,602

  DISCONTINUED OPERATIONS (Notes 3 and 6):
    (Loss) from operations of
      discontinued business segments            (6,681,453)   (1,859,967)     (6,526,805)     (569,796)
    (Loss) on disposal of business segments     (1,094,833)     (871,430)       (487,177)     (871,430)

  INTEREST INCOME (EXPENSE), net                  (597,341)     (240,606)       (256,066)      (82,577)
  (LOSS) GAIN ON SALE OF INVESTMENTS
    AND EQUIPMENT                                 (132,673)      409,613         (59,077)      255,405
                                              -------------  ------------  --------------  ------------

  NET (LOSS)                                   (10,862,551)   (3,744,813)     (8,287,457)     (876,796)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized (loss) gain on investments
      available for sale                          (149,379)        6,584         (71,363)     (238,536)
                                              -------------  ------------  --------------  ------------

  NET AND COMPREHENSIVE (LOSS)                 (11,011,930)   (3,738,229)     (8,358,820)   (1,115,332)
                                              =============  ============  ==============  ============

  LOSS PER COMMON SHARE                       $      (2.74)  $     (1.00)  $       (1.94)  $     (0.29)
                                              =============  ============  ==============  ============
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS                $      (1.93)  $     (0.73)  $       (1.63)  $     (0.38)
                                              =============  ============  ==============  ============
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                 4,020,465     3,733,604       4,305,229     3,827,036
                                              =============  ============  ==============  ============


         The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                    For the Nine Months ended September 30,
                                                    ---------------------------------------
                                                               2002           2001
                                                           -------------  ------------
                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                               $(10,862,551)  $(3,744,813)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                         665,877       195,130
    Amortization of deferred compensation                             -        15,625
    Amortization and depreciation                               874,978     1,537,330
    Impairment charge                                         6,529,053             -
    Loss (Gain)on sales of investments                           80,492      (405,013)
    Loss (Gain) on sale of equipment                             10,488        (5,869)
    Services provided for investments                          (198,902)     (812,858)
    Disposal of operating segments                            1,201,844     2,334,257
    Changes in:
      Accounts receivable                                      (555,537)     (830,084)
      Notes receivable                                         (125,000)     (502,142)
      Accrued interest on notes receivable                       (3,156)       (3,500)
      Other current assets                                       (7,040)       38,308
      Accounts payable                                           35,554       429,203
      Accrued liabilities                                       109,948       143,891
      Deferred revenue                                           89,235       205,000
      Deposit on sales contract                                  24,166             -
      Assets distributable to stockholders                            -        (1,761)
                                                           -------------  ------------

    Net cash (used in) operating activities                  (2,130,551)   (1,407,296)
                                                           -------------  ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of inventory                                         (41,279)            -
  Purchases of investments                                       (5,374)       (8,711)
  Proceeds from sales of investments                            174,896     1,218,141
  Proceeds from sale of equipment                                 7,308         6,269
  Additions to database content and software costs             (664,213)   (1,124,786)
  Additions to furniture and equipment                          (58,607)      (21,186)
  Dispositions of equipment                                      41,692           949
                                                           -------------  ------------

    Net cash (used in) provided by investment activities       (545,577)       70,676
                                                           -------------  ------------
                                                                          (continued)


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                   For the Nine Months Ended September 30,
                                                   ---------------------------------------
                                                               2002         2001
                                                            -----------  -----------
                                                            (Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                            $   14,236   $  113,353
  Proceeds from notes payable                                1,075,000    1,022,617
  Proceeds from imputed note payable                         1,939,500            -
  Payments on notes payable                                   (366,901)     (57,893)
  Payments received on notes receivable                              -      176,365
  Proceeds from sale of common stock                                 -       11,836
  Shareholder contribution to paid in capital                        -       40,991
  Distribution of Planet Resources assets and liabilities            -       13,880
                                                            -----------  -----------

    Net cash provided by financing activities                2,661,835    1,321,149
                                                            -----------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                  (14,293)     (15,471)

CASH AND CASH EQUIVALENTS, beginning of period                  34,165       24,992
                                                            -----------  -----------

CASH AND CASH EQUIVALENTS, end of period                    $   19,872   $    9,521
                                                            ===========  ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                    $  245,295   $  157,478
  Cash paid for income taxes                                $        -   $        -
  Non cash investing and financing transactions:
    Fair value of warrants issued                           $  191,977   $   46,000
    Fair value of common stock issued as
      note reduction                                        $  125,000   $  250,000
    Fair value of common stock issued as
      compensation for goods and services                   $  549,500   $   23,248
    Notes receivable issued for exercise
      of stock options                                      $        -   $  217,700
    Unrealized gains (losses) on investments                $ (149,379)  $  245,120


    The accompanying notes are an integral part of these condensed consolidated financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1-BUSINESS:

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

     Services Revenue- ITIS subsidiary Litidex(R) contracts with law firms to
     ----------------
     provide litigation support services. These generally include determining if the law firm's potential client has a viable cause of action, providing the law firm with a database containing securities litigation data, and the development of a specific case-related database. Litidex(R) does not have any future delivery requirements with respect to the first two elements and the revenue associated with those elements is recognized when evidence exists that indicates that an arrangement with the attorney exists. This evidence usually includes receipt of some form of non-refundable compensation. The third element of the arrangement requires development of a case-specific database of information at a future date. Revenues associated with this third element are deferred and recognized as actual document production occurs. This method of revenue recognition is consistent with the method adopted by the Company in the second quarter of 2001 when Litidex(R) commenced providing this type of litigation service.

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

A loss from discontinued operations of $163,475 was recorded for the nine months ended September 30, 2002 for the disposal of GoverNet Affairs. For the three and nine-month periods ended September 30, 2001, losses related to the discontinued operations of GoverNet Affairs amounted to $141,555 and $423,385, respectively.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

Losses from discontinued operations of $6,526,805 and $6,517,978 were recorded for the three and nine months ended September 30, 2002, respectively, for the disposal of the consolidated Internet Services operations of National Law Library and Brief Reporter. For the three and nine-month periods ended September 30, 2001, losses related to the discontinued consolidated operations of National Law Library and Brief Reporter amounted to $162,607 and $536,881, respectively.

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

                                              INCOME
NINE MONTHS ENDED                            (LOSS) FROM  INTEREST      TOTAL       DEPRECIATION/
SEPTEMBER 30, 2002             NET SALES     OPERATIONS   EXPENSE       ASSETS      AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $    135,925  $(1,549,304)  $384,670  $    4,920,792  $     218,686
Automated Litigation Support       758,685     (567,387)   206,812       3,239,582        428,417
Pharmacy Operations                    859     (239,560)    24,651         255,916          3,773
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    895,469  $(2,356,251)  $616,133  $    8,416,290  $     650,876
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
                              ============  ============  ========  ==============  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

                                              INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST      TOTAL       DEPRECIATION/
SEPTEMBER 30, 2002             NET SALES     OPERATIONS   EXPENSE       ASSETS      AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $    133,276  $  (226,158)  $140,650  $    4,920,792  $      62,086
Automated Litigation Support       111,907     (549,059)   107,352       3,239,582         35,553
Pharmacy Operations                    859     (183,115)    24,651         255,916          3,742
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    246,042  $  (958,332)  $272,653  $    8,416,290  $     101,381
                              ============  ============  ========  ==============  =============


                                             INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2001            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $          -  $  (135,965)  $ 68,967  $   13,847,161  $     140,308
Automated Litigation Support     1,280,400      527,567     14,969       2,590,745        272,595
                              ------------  ------------  --------  --------------  -------------
Pharmacy Operations                      -            -          -               -              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $  1,280,400  $   391,602   $ 83,936  $   16,437,906  $     412,903
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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of by sale. Assets classified as held for sale are to be

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired an independent appraiser to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the sales contract, and, based on these estimates, management has recorded an impairment charge in the year ended December 31, 2002 in the amount of $6,529,053. Because this impairment is now judged to have existed at the time of the sale, management is restating its quarterly report on form 10-Q for the quarter ended September 30, 2002 to include this charge, which has been recorded to "loss from operations of discontinued business segments" (see note 13). In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale. Management's estimate of the fair value of these assets less cost to sell will be re-evaluated, if necessary, in subsequent periods to determine if it has changed until, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to the sale. Subsequent decreases in the fair value less cost to sell the assets, if any, will be reported as adjustments to the carrying amount of the assets.

Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $2,276,250 in both periods had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

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

Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for a period of six months for the purpose of copying data from that website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the September 30, 2002 balance sheet, and has accounted for payments received on the contract through September 30, 2002 as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $2,276,250 in both periods had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

Management has recorded a loss on disposition of the operations of Brief Reporter in the quarter ended September 30, 2002 in the amount of $487,177, which primarily represents the net book value of the Brief Reporter database content and developed technology. For the three and nine-month periods ended September 30, 2002, losses related to the consolidated operations of National Law Library and Brief Reporter amounted to $6,526,805 and $6,517,978, respectively, while losses for the corresponding periods in 2001 amounted to $162,607 and $536,881, respectively. The operations of National Law Library related to Internet Services and the operations of Brief Reporter have been reported as "discontinued operations" in accordance with SFAS 144.

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

                                DATE OF      SEPTEMBER 30,    DECEMBER 31,
LENDER                         ISSUANCE          2002             2001
---------------------------  -------------  ---------------  --------------
Hunter M.A. Carr, CEO        Various        $    2,150,117   $   2,150,117
George A. Roberts, Director  Various             1,840,000       1,590,000
W. Allyn Hoaglund, Director  October 2000           50,000          50,000
Phoenix Energy               January 2001                -         100,000
Stephen A. Fonicello         February 2001               -          25,000
W. Paul Thayer, Director     Various               182,500         132,500
Frost National Bank          February 2002          20,050          25,434
Houston RPM, L.C.            March 2002            413,483               -
Rainmaker Ventures, Ltd.     July 2002           1,939,500               -
                                            ---------------  --------------
                                                 6,595,650       4,073,051
Less long-term portion to
Hunter M.A. Carr, CEO                           (2,150,117)     (2,150,117)
Rainmaker Ventures, Ltd.     July 2002          (1,939,500)              -
                                            ---------------  --------------

                                            $    2,506,033   $   1,922,934
                                            ===============  ==============

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

On September 6, 2002, at the recommendation of the Compensation Committee and with the approval of the Board of Directors, ITIS issued 1,214,001 shares of unregistered common stock, valued at $485,600, to members of its Board of Directors and key employees as compensation for services rendered and in payment of accrued but unpaid directors fees and expenses as follows:

                                                 Number of
     Receipient                                   Shares     Value
     ------------------------------------------  ---------  --------
     Hunter M.A. Carr, President and CEO           175,000   70,000
     George A. Roberts, Director                   119,324   47,729
     W. Paul Thayer, Director                      125,000   50,000
     W. Allyn Hoaglund, Director                   120,000   48,000
     Kelley V. Kirker, Director and COO            152,177   60,871
     Walter B. Rae, Director                       117,500   47,000
     Donald W. Sapaugh, past Director               80,000   32,000
     K. Charles Peterson, General Counsel           87,500   35,000
     Carol A. Wilson-Story, Corporate Secretary     75,000   30,000
     Kara A. Kirker, Corporate Treasurer            50,000   20,000
     Joanna Hoover, CFO                             75,000   30,000
     Michael Hluchanek, Chief Programmer            37,500   15,000
                                                 ---------  --------

                                                 1,214,001  485,600
                                                 =========  ========

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

As reflected in the accompanying financial statements, ITIS has incurred $29,419,798 in losses since inception and has used significant amounts of cash in operating the company. Our current working capital is not sufficient to cover cash requirements for the balance of the 2002 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

NOTE 13-RESTATEMENT

Management of ITIS has restated its unaudited consolidated financial statements for the nine months and quarter ended September 30, 2002, as management has concluded that based on the results of an independent appraiser's valuation of "assets held for sale," impairment of those assets existed at the time of the sale and should have properly been recorded in the quarter ended September 30, 2002. The results of this restatement is to decrease assets held for sale and stockholders' equity by $6,529,053 for the nine months and quarter ended September 30, 2002, and to increase loss from operations of discontinued business segments and net and comprehensive loss by a corresponding amount for both periods.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(CONTINUED)

The following table presents the effects of the restatement on a condensed basis.


                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                --------------------------------------------   --------------------------------------------
                                 As previously    Restatement        As         As previously    Restatement        As
                                   reported       adjustments     restated        reported       adjustments     restated
                                ---------------  -------------  -------------  ---------------  -------------  ------------
Current assets:
  Assets held for sale          $   11,229,053   $ (6,529,053)  $  4,700,000   $   11,229,053   $ (6,529,053)  $ 4,700,000
Stockholders' equity:
  Accumulated deficit           $   22,890,745   $  6,529,053   $ 29,419,798   $   22,890,745   $  6,529,053   $29,419,798

Income (loss) from operations
   of discontinued business
  segments                      $     (152,400)  $ (6,529,053)  $ (6,681,453)  $        2,248   $ (6,529,053)  $(6,526,805)
Net (loss)                      $   (4,333,498)  $ (6,529,053)  $(10,862,551)  $   (1,758,404)  $ (6,529,053)  $(8,287,457)
Comprehensive( loss)            $   (4,482,877)  $ (6,529,053)  $(11,011,930)  $   (1,829,767)  $ (6,529,053)  $(8,358,820)
Basic comprehensive
  loss per common share         $        (1.12)  $      (1.62)  $      (2.74)  $        (0.43)  $      (1.51)  $     (1.94)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed, consolidated financial statements of ITIS, which are included elsewhere in this Form 10-Q. Included in this discussion are certain forward-looking statements
regarding ITIS's expectations for its business and its capital resources.   The
reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ITIS and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year. As discussed in Note 13 to the unaudited consolidated financial statements, we have restated our financial statements for the nine months and quarter ended September 30, 2002. All dollar and per share amounts and financial ratios have been revised, as appropriate, for the effect of the restatement. This restatement has not impacted the quarterly and year to date financial information previously presented for the periods ended September 30, 2001.

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

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the criteria required to permit revenue recognition in relationship to this sale have not been met at the present time. Specifically, full delivery of the database assets has not yet occurred (buyer has the right of access to the ITIS server for a period of six months for the purpose of copying data from that website; in the interim, National Law Library is maintaining the site at buyer's expense), and the seller's price to the buyer is not fixed or readily determinable at the date of this filing (inadequate information is currently available to reasonably project future payments to be made based on a percentage of subscriber income). Accordingly, utilizing the deposit method of accounting, management has reclassified the database assets from "fixed assets and intangibles" to "assets held for sale" on the September 30, 2002 balance sheet, and has accounted for payments received on the contract through September 30, 2002 as "deposit on sales contract". When, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale, the assets held for sale and the deposit on sales contract will be reclassified to the statement of operations and a gain or loss will be recorded on the sale. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $2,276,250 in both periods had management not recorded this sale using the deposit method, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

     - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of by sale. Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired an independent appraiser to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the sales contract, and, based on these estimates, management has recorded an impairment charge in the year ended December 31, 2002 in the amount of $6,529,053. Because this impairment is now judged to have existed at the time of the sale, management is restating its quarterly report on form 10-Q for the quarter ended September 30, 2002 to include this charge, which has been recorded to "loss from operations of discontinued business segments" (see note 13). In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale. Management's estimate of the fair value of these assets less cost to sell will be re-evaluated, if necessary, in subsequent periods to determine if it has changed until, in management's opinion, the criteria has been met to permit revenue recognition and the recording of cost in relationship to the sale. Subsequent decreases in the fair value less cost to sell the assets, if any, will be reported as adjustments to the carrying amount of the assets. Losses on sale of assets for the nine months and quarter ended September 30, 2002 would reflect an increase of $2,276,250 in both periods had management not recorded this sale using the deposit method of accounting, and had instead recorded the sale price at the guaranteed minimum payment total of $2,423,750 less $4,700,000 in cost basis of the assets sold. This would result in net losses for the nine months and quarter ended September 30, 2002 in the amount of $13,138,801 and $10,563,707, respectively.

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

Production and Computer Service Expense-Production and computer service expense increased by $142,885 to $208,287 for the nine months ended September 30, 2002, from $65,402 for the nine months ended September 30, 2001. Production and computer service expense also increased by $86,402 from $31,642 for the quarter ended September 30, 2001 to $118,044 for the quarter ended September 30, 2002. Production labor costs increased by $123,182 during the nine months ended September 30, 2002 and by $59,586 during the quarter ended September 30, 2002 primarily due to increased labor costs related to the automated litigation support services of Litidex(R). Computer service expense increased by $19,703 during the nine months ended September 30, 2002 and $26,816 during the quarter ended September 30, 2002 primarily due to a non-recurring co-location expense in the quarter ended September 30, 2002 in the amount of $21,986. Additional increased expense in the amount of $4,830 during the quarter ended September 30, 2002 relates to computer expense for the new PharmHouse locations.

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

For the nine months ended September 30, 2002, ITIS's cash and cash equivalents decreased in total by $28,529 from the December 31, 2001 balance of $34,165 in available cash and a $40,813 bank overdraft at one its banks to $19,872 in available cash and a $55,049 bank overdraft at September 30, 2002. The Company has working capital of $1,237,107 at September 30, 2002, including $4,700,000 in assets held for sale. Exclusive of the assets held for sale, the Company has a working capital deficit of $3,462,893.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2002 ITIS issued unregistered shares of its common stock to the persons described below:

     1. On September 6, 2002, ITIS issued 1,214,001 shares of unregistered common stock, valued at $485,600, to members of its Board of Directors and key employees as compensation for services rendered and in payment of accrued but unpaid directors fees and expenses as follows:

                                                 Number of
     Receipient                                   Shares     Value
     ------------------------------------------  ---------  --------
     Hunter M.A. Carr, President and CEO           175,000   70,000
     George A. Roberts, Director                   119,324   47,729
     W. Paul Thayer, Director                      125,000   50,000
     W. Allyn Hoaglund, Director                   120,000   48,000
     Kelley V. Kirker, Director and COO            152,177   60,871
     Walter B. Rae, Director                       117,500   47,000
     Donald W. Sapaugh, past Director               80,000   32,000
     K. Charles Peterson, General Counsel           87,500   35,000
     Carol A. Wilson-Story, Corporate Secretary     75,000   30,000
     Kara A. Kirker, Corporate Treasurer            50,000   20,000
     Joanna Hoover, CFO                             75,000   30,000
     Michael Hluchanek, Chief Programmer            37,500   15,000
                                                 ---------  --------

                                                 1,214,001  485,600
                                                 =========  ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


  EXHIBIT    DESCRIPTION
-----------  -----------
  NUMBER
-----------

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


  EXHIBIT    DESCRIPTION
-----------  -----------
  NUMBER
-----------

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


  EXHIBIT    DESCRIPTION
-----------  -----------
  NUMBER
-----------

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


  EXHIBIT    DESCRIPTION
-----------  -----------
  NUMBER
-----------

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


  EXHIBIT    DESCRIPTION
-----------  -----------
  NUMBER
-----------

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


                               ITIS HOLDINGS INC.




November 19, 2002                       /s/ Hunter M.A. Carr
                                  ---------------------------------
                                        Hunter M.A. Carr
                                        President and Chief Executive Officer

                                        /s/ Joanna Hoover
                                  ---------------------------------
November 19, 2002                       Joanna Hoover
                                        Principal Accounting Officer

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

     Date: November 19, 2002
     -----------------------

     /s/ Joanna Hoover
      ----------------
      Name: Joanna Hoover
      Title: Chief Financial Officer