Form 10QSB
period 2003-03-31
ITIS INC
filed 2003-05-20
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

       [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

       [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                              OF THE EXCHANGE ACT

                              ____________________

                         Commission File Number 1-07149

                               ITIS HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)


                 NEVADA                                     74-3069407
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      10750 HAMMERLY, HOUSTON, TEXAS                           77043
      (Address of principal executive office)                (Zip Code)

                    Issuer's telephone number: (281) 600-6000


The number of shares of the issuer's common stock outstanding as of May 20, 2003 was 5,189,338.

Transitional Small Business Disclosure Format (Check One):   Yes      No  X
                                                                 ---     ---

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                         FOR THE QUARTER MARCH 31, 2003

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . .        3

Item 2. Management's Discussion and Analysis Or Plan of Operation. . .       10

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . .       13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31,   DECEMBER 31,
                                                            2003         2002
                                                         ----------  -------------
                                                         (Unaudited)
                            ASSETS

Current assets:

  Cash and cash equivalents                              $   90,528  $     248,722
  Accounts receivable, net of allowance for
    doubtful accounts of  $34,127 at
    March 31, 2003 and December 31, 2002                    851,516        828,612
  Investments available for sale, at fair market value      283,572        751,535
  Other current assets                                       29,843         22,102
  Inventory                                                  60,054         39,856
  Assets held for sale                                    4,700,000      4,700,000
                                                         ----------  -------------

    Total current assets                                  6,015,513      6,590,827
                                                         ----------  -------------

Long term assets:

  Accounts receivable                                     1,300,937        695,069
  Other long term assets                                    128,994         73,848
                                                         ----------  -------------

    Total long term assets                                1,429,931        768,917
                                                         ----------  -------------

Fixed assets and intangibles, net of
  amortization and depreciation
  Software costs                                            386,400        435,966
  Furniture and equipment                                   208,277        222,340
  Intangible assets                                         166,875        143,750
                                                         ----------  -------------
    Total fixed assets and intangibles, net                 761,552        802,056
                                                         ----------  -------------

    Total assets                                         $8,206,996  $   8,161,800
                                                         ==========  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,     DECEMBER 31,
                                                                2003            2002
                                                           -------------  --------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable-other                                      $    165,169   $     307,351
  Disputed note to Cootes Drive LLC                             500,000         500,000
  Accounts payable                                              451,330         507,175
  Accounts payable-related parties                              168,188               -
  Accrued interest-related parties                              886,639         729,337
  Accrued liabilities                                           147,500         132,078
  Deferred revenue                                              843,661         732,650
  Deposits on Database sales contract                           313,517         153,755
                                                           -------------  --------------
    Total current liabilities                                 3,476,004       3,062,346
                                                           -------------  --------------
  Long term notes payable to Chairman                         2,150,117       2,150,117
  Long term notes payable to Directors                        2,022,500       2,022,500
  Imputed note payable to related party                       2,173,500       2,173,500
  Notes payable-other                                             8,116          10,207
                                                           -------------  --------------
    Total long term liabilities                               6,354,233       6,356,324
                                                           -------------  --------------
Total liabilities                                             9,830,237       9,418,670
                                                           -------------  --------------

  Commitments and contingencies

Stockholders' deficit:
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued
    and outstanding                                           2,027,526       2,027,526
  Common stock, par value $.001, 150,000,000 shares
    authorized;  5,357,450 shares issued and 5,155,743
    and 5,162,493 shares outstanding at March 31, 2003
    and December 31, 2002, respectively                          53,575          53,575
  Warrants                                                    1,405,349       1,405,349
  Additional paid in capital                                 25,475,869      25,475,869
  Accumulated deficit                                       (30,172,492)    (29,836,383)
  Treasury stock, at cost, 201,707 and 194,957 shares
    respectively at March 31, 2003 and
    December 31, 2002                                          (323,127)       (320,877)
  Accumulated other comprehensive income,
    unrealized loss on investments                              (89,941)        (11,810)
  Less notes receivable issued for purchase of
    common stock                                                      -         (50,119)
                                                           -------------  --------------
    Total stockholders' deficit                              (1,623,241)     (1,256,870)
                                                           -------------  --------------

    Total liabilities and stockholders' deficit            $  8,206,996   $   8,161,800
                                                           =============  ==============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                               For the three months
                                                  ended March 31,
                                               2003         2002
                                            -----------  -----------
  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services   $  500,923   $  622,925
    Database management sales and services      31,340            -
    Pharmaceutical sales                        56,823            -
                                            -----------  -----------
    Total revenues                             589,086      622,925
                                            -----------  -----------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals               41,361            -
    Selling and marketing                       39,227       12,921
    General and administrative                 610,899      472,412
    Production and computer service            122,211       36,490
    Amortization and depreciation               71,811      326,674
    Other expense                                    -      150,000
                                            -----------  -----------
    Total operating expenses                   885,509      998,497
                                            -----------  -----------

  LOSS FROM CONTINUING
    OPERATIONS                                (296,423)    (375,572)

  DISCONTINUED OPERATIONS:
    Loss from operations of
      discontinued business segments                 -     (204,744)

  INTEREST INCOME                                6,786        1,081
  INTEREST EXPENSE                            (239,467)    (225,216)
  GAIN (LOSS) ON SALE OF INVESTMENTS
    AND EQUIPMENT                              192,995      (32,089)
                                            -----------  -----------

  NET LOSS                                    (336,109)    (836,540)

  OTHER COMPREHENSIVE LOSS
    Unrealized loss on investments
      available for sale                       (78,131)     (68,748)
                                            -----------  -----------

  NET AND COMPREHENSIVE LOSS                  (414,240)    (905,288)
                                            ===========  ===========

  LOSS PER COMMON SHARE                     $    (0.08)  $    (0.24)
                                            ===========  ===========
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS              $        -   $    (0.05)
                                            ===========  ===========
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                             5,162,493    3,777,068
                                            ===========  ===========

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                           For the three months
                                                              ended March 31,
                                                             2003        2002
                                                          ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(336,109)  $(836,540)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                           -      45,900
    Amortization and depreciation                            71,811     326,674
    (Gain) Loss on sales of investments                    (192,995)     32,089
    Services provided for investments                             -     (99,476)
    Disposal of operating segments                                -     290,002
    Changes in:
      Accounts receivable                                  (628,772)   (666,834)
      Accrued interest on notes receivable                     (983)     (1,040)
      Inventory                                             (20,198)          -
      Other assets                                          (62,887)     (3,522)
      Accounts payable                                      (55,845)     40,044
      Accrued liabilities                                   208,724     125,991
      Deferred revenue                                      (42,744)    132,603
      Deposit on sales contract                             313,517           -
                                                          ----------  ----------

    Net cash used in operating activities                  (746,481)   (614,109)
                                                          ----------  ----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of treasury stock                                 (2,250)          -
  Purchase of licensing agreement                           (25,000)          -
  Proceeds from sales of investments                        546,827     153,101
  Additions to assets held for sale                               -    (282,440)
  Additions to furniture and equipment                       (6,307)       (250)
                                                          ----------  ----------

    Net cash provided by (used in) investment activities    513,270    (129,589)
                                                          ----------  ----------

                                                                     (continued)

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                 For the three months
                                                   ended March 31,
                                                   2003       2002
                                                ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                $       -   $ 33,639
  Proceeds from notes payable                           -    736,502
  Advances from related parties                   168,188          -
  Payments on notes payable                      (144,273)   (53,761)
  Payments received on notes receivable            51,102          -
                                                ----------  ---------

    Net cash provided by financing activities      75,017    716,380
                                                ----------  ---------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                    (158,194)   (27,318)

CASH AND CASH EQUIVALENTS, beginning of period    248,722     34,165
                                                ----------  ---------

CASH AND CASH EQUIVALENTS, end of period        $  90,528   $  6,847
                                                ==========  =========

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS


NOTE 1-BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of ITIS Holdings Inc. ("ITIS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2002 as reported in the 10-KSB have been omitted.

NOTE 2-STOCK-BASED COMPENSATION:

Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, ITIS recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose proforma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.


                                  For the three months ended March 31,
                                       2003                  2002
                                  -----------------  -----------------

Net loss applicable
to common shareholders:
  As reported:                    $       (336,109)  $       (836,540)
  Less: compensation expense
    charged to income:                           -             45,900
  Plus: proforma compensation
    expense:                                     -            (60,000)
                                  -----------------  -----------------
Proforma net loss applicable
  to common shareholders:         $       (336,109)  $       (850,640)
                                  =================  =================
Basic loss per common share:
  As reported:                    $          (0.08)  $          (0.24)
  Proforma:                       $          (0.08)  $          (0.24)

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

NOTE 3-BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and database management, that operate pharmacies, and that provide technical support for operations.


                                            SEGMENT INFORMATION
                                            ----------------------
                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST      TOTAL       DEPRECIATION/
MARCH 31, 2003                 NET SALES    OPERATIONS    EXPENSE       ASSETS      AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $     31,340  $  (149,396)  $ 30,456  $    4,995,798  $      53,474
Automated Litigation Support       500,923       77,934    116,330       2,750,011          9,696
Pharmacy Operations                 56,823     (224,961)    92,681         461,187          8,641
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    589,086  $  (296,423)  $239,467  $    8,206,996  $      71,811
                              ============  ============  ========  ==============  =============


                                             INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST      TOTAL       DEPRECIATION/
MARCH 31, 2002                  NET SALES    OPERATIONS    EXPENSE      ASSETS       AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Database Management           $          -  $  (140,809)  $125,286  $   11,307,643  $      54,082
Automated Litigation Support       622,925     (234,763)    99,930       3,496,576        272,592
Pharmacy Operations                      -            -          -         154,297              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.     $    622,925  $  (375,572)  $225,216  $   14,958,516  $     326,674
                              ============  ============  ========  ==============  =============



NOTE 4-NOTES PAYABLE AND FINANCING AGREEMENTS:

During the quarter ended March 31, 2003 Hunter M.A. Carr, President, Chief Executive Officer and Chairman of the Board of ITIS, and the partners of Rainmaker Ventures, Ltd., a Texas limited partnership in which Mr. Carr, W. Paul Thayer and George Roberts are limited partners, advanced $168,188 to ITIS on a short-term, non-interest bearing basis. Messrs. Carr, Thayer and Roberts are directors of ITIS.

NOTE 5-SUBSEQUENT EVENTS:

Notes Payable

On April 21, 2003, ITIS's wholly owned subsidiary National Law Library executed a promissory note for $200,000 in favor of Houston RPM, L.C. This note refinances $75,127 of the note to Houston RPM, L.C. dated April 17, 2002 in the amount of $675,441, and provides $124,873 in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 21, 2003. The amount of each monthly installment shall equal the total amount of credit card receipts generated by the National Law Library Database, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on July 15, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex(R).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed, consolidated financial statements of ITIS, which are included elsewhere in this Form 10-QSB. Included in this discussion are certain forward-looking statements regarding ITIS's expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ITIS and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year.

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

- Accounts receivable at March 31, 2003 is $851,516 (current portion) and $1,300,937 (long-term portion). Nearly all of these amounts are from customer billings by our Litidex(R) subsidiary for automated litigation support services provided to law firms. There is no allowance for doubtful accounts because we believe all such amounts are collectible due to the nature of the agreements and our collection experience since inception of our litigation support services in mid 2001. The long-term portion represents the amount we estimate will not be paid to us within the next twelve months, discounted by 12%.

- Deferred revenue of $843,661 as of March 31, 2003 is shown as a liability. Nearly all of these amounts represent advance deposits by law firms for services we have not yet performed. We determined this amount by estimating the total portion earned as a ratio of the total number of pages converted to date against the total converted pages likely to be required per case.

- On July 29, 2002 we sold a complete copy of our National Law Library legal research Database to American Legal Data, LLC for $2 million payable over ten years with 8% interest. Under this agreement, we timely received $25,000 in 2001, $66,000 at closing in 2002, and three scheduled monthly payments of $16,000 per month. In late February 2003, we agreed to move the next seven monthly payments of $16,000 to the lump sum payment due at the end of the contract in 2012. Because of the uncertainty of collection, we have elected to recognize these installment sale proceeds only when received, so there is no balance sheet asset recorded.

- On August 27, 2002, we sold our entire National Law Library online legal research business, including our Database, our Brief Reporter service and our Internet domains and trademark to JuriSearch Holdings, LLC for a percentage of future revenues for twenty-five years, with $2,423,750 in minimum payments due over the next five years. We are maintaining these properties while JuriSearch is converting to a different search engine to access the data, which is estimated to be completed sometime in 2003. When JuriSearch completes this conversion, they will take physical possession of all properties. At that time, we will decide whether all criteria for income recognition has been met and to what extent a gain or loss on the sale of our legal research business can be reported. Until that time, we have recorded all amounts received as a liability "deposits on Database sales contract." At March 31, 2003, total amounts received were $313,517.

- Net of depreciation, our National Law Library Database cost us $14,719,032 to build. Impairment charges prior to 2003 amounted to $3,489,979, reducing the cost basis to $11,229,053. At December 31, 2002 and based on an independent appraisal, we recorded an impairment charge of $6,529,053 to write this asset down to the $4,700,000 valuation amount per their report dated April 10, 2003. This large impairment amount is due to the significant uncertainty of the collections from the sales to American Legal Data and JuriSearch Holdings, both of which are payable over long periods of time.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the three months ended March 31, 2003 and 2002.

RESULTS OF OPERATIONS

Revenues. Revenues decreased by $33,839 to $589,086 during the three months ended March 31, 2003, from $622,925 recorded for the three months ended March 31, 2002. The automated litigation support services of subsidiary Litidex(R) generated revenues of $622,925 for the three months ended March 31, 2002. Revenues of Litidex(R) for the three months ended March 31, 2003, totaling $655,055 have been discounted by $154,132 to $500,923 due to the long-term nature of the related receivable. Revenues generated by our database management segment and our pharmacy operations amounted to $31,340 and $56,823, respectively, for the quarter ended March 31, 2003.

Cost of Sales. Cost of sales in the amount of $41,361 for the quarter ended March 31, 2003, reflects the cost of pharmaceutical products sold by subsidiary PharmHouse.

Sales and Marketing Expense. Sales and marketing expense increased by $26,306 to $39,227 during the three months ended March 31, 2003, from $12,921 for the corresponding period ended March 31, 2002. The majority of the increase is due to marketing efforts related to the new PharmHouse stores, including payments to contract sales personnel in the amount of $22,000.

General and Administrative Expense. General and administrative expense increased by $138,487 from $472,412 during the three months ended March 31, 2002, to $610,899 for the three months ended March 31, 2003, as a result of the following:

- Payroll and related costs at the administrative and management level increased by $190,021 from $263,661 for the three months ended March 31, 2002, to $453,682 for the three months ended March 31, 2003. New payroll costs related to PharmHouse amounted to $116,776 for the quarter ended March 31, 2003. Employee health insurance increased by $30,226 from $16,574 for the quarter ended March 31, 2002, to $46,800 for the quarter ended March 31, 2003, and payroll tax expense increased by $22,161 from $27,937 for the quarter ended March 31, 2002, to $50,098 for the quarter ended March 31, 2003. The balance of the increase, $20,858, results primarily from increased automobile and travel expense relating to PharmHouse and the litigation support services of subsidiary Litidex(R).

- Non-cash expense related to stock and option awards for the three months ended March 31, 2002, amounted to $45,900. There were no stock and option awards during the three months ended March 31, 2003.

- Administrative expense reductions were realized in professional fees, contract services, and the expense of outside consulting which in aggregate decreased by $20,295 from $96,784 for the three months ended March 31, 2002, to $76,489 for the three months ended March 31, 2003.

- Rent, utilities and related expenses increased by $21,436 from $37,874 for the quarter ended March 31, 2002, to $59,310 for the quarter ended March 31, 2003. Rents increased by $28,020 primarily due to the opening of an additional PharmHouse store subsequent to March 31, 2002. Reductions in expense in the amount of $6,584 resulted from a corporate move to smaller office space in June 2002.

- Miscellaneous other general and administrative expenses were reduced by $6,775 from $28,193 for the three months ended March 31, 2002, to $21,418 for the three months ended March 31, 2003.

Production and Computer Service Expense. Production and computer service expense increased by $85,721 to $122,211 for the three months ended March 31, 2003, from $36,490 for the three months ended March 31, 2002. Production labor costs increased by $22,757 relating to the automated litigation support services of Litidex(R), and by $57,990 relating to set up and servicing of PharmHouse locations and programming needs at the corporate office. ISP co-location costs and the cost of equipment repairs increased by $4,974.

Amortization and Depreciation Expense. Amortization and depreciation expense decreased by $254,863 to $71,811 for the three months ended March 31, 2003, from $326,674 for the three months ended March 31, 2002. The decrease is primarily due to $260,868 in amortization expense during the quarter ended March 31, 2002, relating to a $2 million service contract of subsidiary Litidex(R)

Other Expense. Other expense of $150,000 for the three months ended March 31, 2002, represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy. The purchase was not consummated, and this expense is not expected to recur.

Interest Expense. Interest expense increased by $14,251 to $239,467 for the three months ended March 31, 2003, from $225,216 for the three months ended March 31, 2002. The interest expense increase is due to $675,000 in new debt acquired in March 2002.

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

For the three months ended March 31, 2003, ITIS's cash and cash equivalents decreased by $158,194 from the December 31, 2002 balance of $248,722 in available cash to $90,528 in available cash at March 31, 2003. The Company has working capital of $2,539,509 at March 31, 2003, including $4,700,000 in assets held for sale. Exclusive of the assets held for sale, the Company has a working capital deficit of $2,160,491. Cash used in operating activities was $746,481, cash provided by investment activities was $513,270 and cash provided by financing activities was $75,017.

Cash used in operating activities of $746,481 is primarily due to operating losses of $336,109, increases in accounts receivable in the amount of $628,772, and $192,995 in gains on sales of investments, which are partially offset by increases in liabilities in the amount of $359,782, and amortization and depreciation expense of $71,811. Cash provided by investment activities of $513,270 is primarily due to $546,827 in proceeds from sales of investments, reduced by asset purchases totaling $33,557. Cash provided by financing activities of $75,017 is due to advances from Hunter M.A. Carr and other directors in the amount of $168,188, and the receipt of $51,102 for payment in full of a note receivable from Kelley V. Kirker, an officer and director of ITIS. These amounts are offset by $144,273 in payments made on various notes payable.

The Company had $2,152,453 in accounts receivable at March 31, 2003. Of this amount, $2,050,314 represents receivables related to the automated litigation support services of Litidex(R). Management has elected not to provide an allowance for doubtful accounts for these receivables due to the nature of the agreements, which, in management's opinion, provides assurance for the ultimate collection of the fees due. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% discount rate.

The Company has an unrecorded receivable from JuriSearch Holdings, LLC relating to the sale of the National Law Library database and other assets . Under the terms of this sale agreement, ITIS is scheduled to receive a total of $517,500 in guaranteed minimum monthly payments during the twelve-month period ending March 31, 2004. Should JuriSearch fail to perform under the terms of the purchase agreement, ITIS maintains a security interest in all assets purchased as well as in all intellectual property, customers, equipment, machinery, furniture and fixtures and supplies of JuriSearch.

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

ITEM 3. CONTROLS AND PROCEDURES

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ITIS HOLDINGS INC.




May 20, 2003                         /s/ Hunter M.A. Carr
                                     ----------------------
                                         Hunter M.A. Carr
                                         President and Chief Executive Officer

May 20, 2003                         /s/ Joanna Hoover
                                     ----------------------
                                         Joanna Hoover
                                         Principal Accounting Officer