Form 10QSB/A
period 2003-03-31
ITIS HOLDINGS INC
filed 2003-06-09
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB/A

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

     1. I have reviewed this quarterly report on Form 10-QSB of ITIS Holdings Inc.;

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

     Date: May 20, 2003
     ------------------

     /s/ Hunter M.A. Carr
     --------------------
     Name: Hunter M.A. Carr
     Title: Chief Executive Officer

                                  CERTIFICATION
                                  -------------

     I, Joanna Hoover, the Principal Financial Officer of ITIS Holdings Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ITIS Holdings Inc.;

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

     Date: May 20, 2003
     ------------------

     /s/ Joanna Hoover
     -----------------
     Name: Joanna Hoover
     Title: Chief Financial Officer