Form 10QSB
period 2003-06-30
ITIS HOLDINGS INC
filed 2003-08-14
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

           [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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



The number of shares of the issuer's common stock outstanding as of August 14, 2003 was 5,495,743.

Transitional Small Business Disclosure Format (Check One):   Yes       No  X
                                                                 ---      ---

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                          FOR THE QUARTER JUNE 30, 2003

                                      INDEX


                                                                          PAGE
                                                                          ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . .    3

Item 2.   Management's Discussion and Analysis Or Plan of Operation . . .   12

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . .   16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,   DECEMBER 31,
                                                                        2003         2002
                                                                     ----------  -------------
                                                                     (Unaudited)
                              ASSETS

Current assets:

  Cash and cash equivalents                                          $   28,078  $     248,722
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127 at June 30, 2003 and December 31, 2002                1,465,527        828,612
  Investments available for sale, at fair market value                  258,079        751,535
  Other current assets                                                   30,596         22,102
  Inventory                                                              32,738         39,856
  Assets held for sale                                                        -      4,700,000
                                                                     ----------  -------------

    Total current assets                                              1,815,018      6,590,827
                                                                     ----------  -------------

Long term assets:

  Accounts receivable                                                 2,324,302        695,069
  Other long term assets                                                119,004         73,848
                                                                     ----------  -------------

    Total long term assets                                            2,443,306        768,917
                                                                     ----------  -------------

Fixed assets and intangibles, net of amortization and depreciation
  Software costs                                                        336,834        435,966
  Furniture and equipment                                               182,016        222,340
  Intangible assets                                                     165,000        143,750
                                                                     ----------  -------------
    Total fixed assets and intangibles, net                             683,850        802,056
                                                                     ----------  -------------

    Total assets                                                     $4,942,174  $   8,161,800
                                                                     ==========  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                  JUNE 30,      DECEMBER 31,
                                                                    2003            2002
                                                                -------------  --------------
                                                                 (Unaudited)
                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable-other                                           $    179,238   $     307,351
  Disputed note payable to Cootes Drive LLC                          500,000         500,000
  Accounts payable                                                   465,702         507,175
  Accounts payable-related parties                                   372,769               -
  Accrued interest-related parties                                 1,097,962         729,337
  Accrued liabilities                                                181,333         132,078
  Deferred revenue                                                   775,110         732,650
  Deposits on Database sales contract                                      -         153,755
                                                                -------------  --------------
    Total current liabilities                                      3,572,114       3,062,346
                                                                -------------  --------------
  Long term notes payable to Chairman                              2,150,117       2,150,117
  Long term notes payable to Directors                             2,022,500       2,022,500
  Imputed note payable to related party                            2,173,500       2,173,500
  Notes payable-other                                                  5,989          10,207
                                                                -------------  --------------
    Totala long term liabilities                                   6,352,106       6,356,324
                                                                -------------  --------------
Total liabilities                                                  9,924,220       9,418,670
                                                                -------------  --------------

  Commitments and contingencies

Stockholders' deficit:
  5% Series A Convertible Preferred stock, par value $.001;
    300 shares authorized; 161.08 shares issued and                2,027,526       2,027,526
    outstanding
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450  and 5,357,450 shares issued                53,915          53,575
    and  5,495,743 and 5,162,493 shares outstanding at
    June 30, 2003 and December 31, 2002, respectively
  Warrants                                                         1,405,349       1,405,349
  Additional paid in capital                                      25,543,529      25,475,869
  Accumulated deficit                                            (33,573,804)    (29,836,383)
  Treasury stock, at cost, 201,707 shares  and 194,957 shares respectively at June 30, 2003
    and December 31, 2002                                           (323,127)       (320,877)
  Accumulated other comprehensive income,
    unrealized loss on investments                                  (115,434)        (11,810)
  Less notes receivable issued for purchase of
    common stock                                                           -         (50,119)
                                                                -------------  --------------
    Total stockholders' deficit                                   (4,982,046)     (1,256,870)
                                                                -------------  --------------

    Total liabilities and stockholders' deficit                 $  4,942,174   $   8,161,800
                                                                =============  ==============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)


                                                For the six months ended June 30,       For the three months ended June 30,
                                            ---------------------------------------  -----------------------------------------
                                                  2003                 2002                 2003                 2002
                                            -----------------  --------------------  ------------------  ---------------------
  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services   $        746,273   $           646,778   $         245,350   $             23,853
    Database management sales and services            46,066                 2,649              14,726                  2,649
    Pharmaceutical sales                             143,437                     -              86,614                      -
                                            -----------------  --------------------  ------------------  ---------------------
    Total revenues                                   935,776               649,427             346,690                 26,502
                                            -----------------  --------------------  ------------------  ---------------------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                    108,283                     -              66,922                      -
    Selling and marketing                             64,062                27,322              24,835                 14,401
    General and administrative                     1,210,100             1,230,445             599,201                758,033
    Production and computer service                  283,475                81,463             161,264                 44,973
    Amortization and depreciation                    148,146               386,578              76,335                 59,904
    Other expense                                          -               150,000                   -                      -
                                            -----------------  --------------------  ------------------  ---------------------
    Total operating expenses                       1,814,066             1,875,808             928,557                877,311
                                            -----------------  --------------------  ------------------  ---------------------

  LOSS FROM CONTINUING OPERATIONS                   (878,290)           (1,226,381)           (581,867)              (850,809)

  DISCONTINUED OPERATIONS:
    Loss from operations of discontinued
      business segments                                    -              (326,187)                  -               (121,443)
    Loss on disposal of business segments         (2,595,652)             (607,656)         (2,595,652)              (607,656)

  INTEREST INCOME                                     24,606                 2,204              17,820                  1,123
  INTEREST EXPENSE                                  (480,463)             (343,479)           (240,996)              (118,263)
  GAIN (LOSS) ON SALE OF INVESTMENTS
    AND EQUIPMENT                                    192,378              (73,595)                (617)               (41,506)
                                            -----------------  --------------------  ------------------  ---------------------

  NET LOSS                                        (3,737,421)           (2,575,094)         (3,401,312)            (1,738,554)

  OTHER COMPREHENSIVE LOSS
    Unrealized loss on investments
      available for sale                            (103,624)              (78,016)            (25,493)                (9,268)
                                            -----------------  --------------------  ------------------  ---------------------

  NET AND COMPREHENSIVE LOSS                $     (3,841,045)  $        (2,653,110)  $      (3,426,805)  $         (1,747,822)
                                            =================  ====================  ==================  =====================

  LOSS PER COMMON SHARE                     $          (0.74)  $             (0.68)  $           (0.65)  $              (0.44)
                                            =================  ====================  ==================  =====================
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS              $              -   $             (0.24)  $               -   $              (0.18)
                                            =================  ====================  ==================  =====================
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                   5,201,941             3,875,724           5,240,955              3,973,295
                                            =================  ====================  ==================  =====================

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                              For the Six Months ended June,
                                                          ------------------------------------
                                                               2003               2002
                                                          ---------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $   (3,737,421)  $       (2,575,094)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                            8,000              237,877
    Amortization and depreciation                                148,146              386,578
    (Gain) Loss on sales of investments                         (192,995)              72,194
    Loss on sale of equipment                                        617                1,401
    Loss on sale of database                                   2,595,652                    -
    Services provided for investments                                  -             (198,902)
    Disposal of operating segments                                     -            1,000,280
    Changes in:
      Accounts receivable                                       (561,983)            (516,246)
      Accrued interest on notes receivable                          (983)              (2,092)
      Inventory                                                    7,118                    -
      Other assets                                               (60,835)              (6,950)
      Accounts payable                                            18,527               88,700
      Accrued liabilities                                        453,880              114,990
      Deferred revenue                                          (111,295)             981,055
                                                          ---------------  -------------------

    Net cash used in operating activities                     (1,433,572)            (416,209)
                                                          ---------------  -------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Issuance of note receivable                                          -             (125,000)
  Purchase of treasury stock                                      (2,250)                   -
  Purchase of licensing agreement                                (25,000)                   -
  Proceeds from sales of investments                             546,827              170,579
  Proceeds from sale of equipment                                    750                3,600
  Proceeds from sale of database                                 400,183                    -
  Additions to assets held for sale                                    -             (546,330)
  Additions to furniture and equipment                            (6,307)             (11,475)
  Dispositions of furniture and equipment                              -               10,441
                                                          ---------------  -------------------

    Net cash provided by (used in) investment activities         914,203             (498,185)
                                                          ---------------  -------------------

                                                                     (continued)

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                   For the Six Months Ended June 30,
                                                ---------------------------------------
                                                      2003                 2002
                                                -----------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                $              -   $            43,333
  Proceeds from notes payable                            126,061             1,075,000
  Advances from related parties                          372,769                     -
  Payments on notes payable                             (258,392)             (233,283)
  Payments received on notes receivable                   58,287                     -
                                                -----------------  --------------------

    Net cash provided by financing activities            298,725               885,050
                                                -----------------  --------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (220,644)              (29,344)

CASH AND CASH EQUIVALENTS, beginning of period           248,722                41,137
                                                -----------------  --------------------

CASH AND CASH EQUIVALENTS, end of period        $         28,078   $            11,793
                                                =================  ====================

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                  For the six months ended June 30,        For the three months ended June 30,
                                      2003                2002                 2003                  2002
                               ------------------  -------------------  -------------------  --------------------
Net loss applicable
  to common shareholders:
  As reported:                 $      (3,737,421)  $       (2,575,094)  $       (3,401,312)  $        (1,738,554)
  Less: compensation expense
    charged to income:                     8,000              237,877                8,000               191,977
  Plus: proforma compensation
    expense:                              (8,000)            (394,350)              (8,000)             (334,350)
                               ------------------  -------------------  -------------------  --------------------
Proforma net loss applicable
  to common shareholders:      $      (3,737,421)  $       (2,731,567)  $       (3,401,312)  $        (1,880,927)
                               ==================  ===================  ===================  ====================
Basic loss per common share:
  As reported:                 $           (0.74)  $            (0.68)  $            (0.65)  $             (0.44)
  Proforma:                    $           (0.74)  $            (0.73)  $            (0.65)  $             (0.48)

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)


NOTE 3-BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                            SEGMENT INFORMATION
                                            ---------------------
                                            INCOME
SIX MONTHS ENDED                            (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
JUNE 30, 2003                  NET SALES    OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $    746,273  $  (110,740)  $229,203  $    2,579,661  $      19,377
Database Management                 46,066     (323,341)    74,998       1,884,101        106,753
Pharmacy Operations                143,437     (444,209)   176,262         478,412         22,016
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Inc.              $    935,776  $  (878,290)  $480,463  $    4,942,174  $     148,146
                              ============  ============  ========  ==============  =============

                                            INCOME
SIX MONTHS ENDED                            (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
JUNE 30, 2002                 NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $    646,778  $(1,120,206)  $175,325  $    3,216,936  $     281,578
Database Management                  2,649      (34,378)   167,745      12,287,951        105,000
Pharmacy Operations                      -      (71,797)       409          27,907              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Inc.              $    649,427  $(1,226,381)  $343,479  $   15,532,794  $     386,578
                              ============  ============  ========  ==============  =============

                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
JUNE 30, 2003                 NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $    245,350  $  (188,674)  $112,873  $    2,579,661  $       9,681
Database Management                 14,726     (173,945)    44,542       1,884,101         53,279
Pharmacy Operations                 86,614     (219,248)    83,581         478,412         13,375
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Inc.              $    346,690  $  (581,867)  $240,996  $    4,942,174  $      76,335
                              ============  ============  ========  ==============  =============

                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
JUNE 30, 2002                 NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $     23,853  $  (885,443)  $ 75,395  $    3,216,936  $       8,986
Database Management                  2,649      106,431     42,459      12,287,951         50,918
Pharmacy Operations                      -      (71,797)       409          27,907              -
                              ------------  ------------  --------  --------------  -------------
Total, ITIS Inc.              $     26,502  $  (850,809)  $118,263  $   15,532,794  $      59,904
                              ============  ============  ========  ==============  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)


NOTE 4-SALE OF NATIONAL LAW LIBRARY ASSETS AND BRIEF REPORTER:

In May 2003, ITIS completed the sale of certain data and Internet domains by delivery of the Database assets of National Law Library and Brief Reporter to JuriSearch Holdings, LLC. In prior periods, utilizing the deposit method of accounting, these assets have been carried on the balance sheet as "assets held for sale" and payments received on the sales contract have been carried as "deposits on Database sales contract." In completing delivery of the Database assets to JuriSearch, management believes the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale. Accordingly, in the quarter ended June 30, 2003, management recorded $2,423,750 as the sales price, representing the undiscounted guaranteed minimum payment total per the sales contract, and reclassified "assets held for sale" in the amount of $4,700,000 to the cost of the sale, resulting in a loss on disposal of business segments in the amount of $2,276,250. In addition, management recorded a receivable from Jurisearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payments received in the amount of $400,183. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables by $319,402 using a 12% interest rate. As a result, the Statement of Operations reflects a net loss of $2,595,652 on disposal of business segments.

NOTE 5-NOTES PAYABLE AND FINANCING AGREEMENTS:

During the six months and quarter ended June 30, 2003, Hunter M.A. Carr, President, Chief Executive Officer and Chairman of the Board of ITIS, and the partners of Rainmaker Ventures, Ltd., a Texas limited partnership in which Mr. Carr, W. Paul Thayer and George Roberts are limited partners, advanced $372,769 and $204,581, respectively, to ITIS on a short-term, non-interest bearing basis. Messrs. Carr, Thayer and Roberts are directors of ITIS.
On April 21, 2003, ITIS's wholly owned subsidiary National Law Library executed a promissory note for $200,000 in favor of Houston RPM, L.C. This note refinanced $75,127 of the note to Houston RPM, L.C. dated April 17, 2002 in the original amount of $675,441, and provided $124,873 ($126,061 less accrued interest of $1,188) in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 21, 2003. The amount of each monthly installment shall equal the total amount of credit card receipts generated by the National Law Library Database, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on September 15, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex.

NOTE 6-COMMON STOCK:

On June 10, 2003, ITIS issued 300,000 shares of restricted common stock, valued at $60,000, pursuant to a Settlement Agreement and Mutual Release with its previous landlord. ITIS had a recorded liability for rent expense with respect to its previous location, and by agreement with the previous landlord this liability has now been extinguished in exchange for 300,000 shares of restricted stock and monthly payments commencing July 1, 2003 and ending December 15, 2005 in the amount of $4,167 each. As a result of this agreement, accrued rent payable was reduced by $60,000 in June 2003.

On June 10, 2003, ITIS issued 40,000 shares of restricted common stock, valued at $8,000, to W. Paul Thayer, a Director of ITIS, as consideration for services rendered as an outside director. This award was recorded as compensation expense in June 2003.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)


NOTE 7- SUBSEQUENT EVENTS:

Litigation

On July 7, 2003, Judge Robert Carter of the Southern District of New York issued an opinion dismissing ITIS's claims of violations of federal and state securities laws and regulations, stock manipulation, breach of contract, and tortious interference against Southridge Capital Management LLC and others. The dismissal was based on actions of the lawyers representing ITIS and was a sanction for the lawyers' conduct. ITIS filed the lawsuit in January 2001 seeking over $300 million in damages and alleging manipulation of the company's stock in connection with a Convertible Stock Purchase Agreement. Management of ITIS believes this sanction is inappropriate for the conduct alleged,
particularly because it was not based on the conduct of     ITIS, and because
there was no prior sanction before the "death penalty". ITIS intends to pursue all legal and equitable remedies available.

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)


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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

- Accounts receivable at June 30, 2003 is $1,465,527 (current portion) and $2,324,302 (long-term portion). Of the total accounts receivable, $1,971,739 represents customer billings by our Litidex(R) subsidiary for automated litigation support services provided to law firms, and $1,704,165 represents payments due to subsidiary National Law Library pursuant to the sale of National Law Library assets and Brief Reporter (see note 4). Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payors, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

- Deferred revenue of $775,110 as of June 30, 2003 is shown as a liability. Nearly all of these amounts represent advance deposits by law firms for services we have not yet performed. We determined this amount by estimating the total portion earned as a ratio of the total number of pages converted to date against the total converted pages likely to be required per case.

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

- On August 27, 2002, we sold our entire National Law Library online legal research business, including our Database, our Brief Reporter service and our Internet domains and trademark to JuriSearch Holdings, LLC for a percentage of future revenues for twenty-five years, with $2,423,750 in minimum payments due over the next five years. In May 2003, ITIS completed this sale by delivery of the Database assets of National Law Library and Brief Reporter to JuriSearch. In prior periods, utilizing the deposit method of accounting, these assets have been carried on the balance sheet as "assets held for sale" and payments received on the sales contract have been carried as "deposits on Database sales contract." In completing delivery of the Database assets to JuriSearch, management believes the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale. Accordingly, in the quarter ended June 30, 2003, management recorded $2,423,750 as the sales price, representing the undiscounted guaranteed minimum payment total per the sales contract, and reclassified "assets held for sale" in the amount of $4,700,000 to the cost of the sale, resulting in a loss on sale of assets in the amount of $2,276,250. In addition, management recorded a receivable from Jurisearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payments received in the amount of $400,183. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables using a 12% interest rate.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the six and three months ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $286,349 to $935,776 during the six months ended June 30, 2003, from $649,427 recorded for the six months ended June 30, 2002. Revenues also increased by $320,188 to $346,690 for the quarter ended June 30, 2003, from $26,502 for the quarter ended June 30, 2002. The automated litigation support services of subsidiary Litidex generated revenues of $746,273 and $245,350 for the six months and quarter ended June 30, 2003, respectively, compared to $646,778 and $23,853 for the six months and quarter ended June 30, 2002. Revenues of Litidex(R) for the six months ended June, 2003, totaling $951,964, have been discounted by $205,691 to $746,273 due to the long-term nature of the related receivables. Revenues generated by our Database management segment amounted to $46,066 and $14,726, respectively, for the six months and quarter ended June 30, 2003, while revenues generated by pharmacy operations amounted to $143,437 and $86,614, respectively, for the six months and quarter ended June 30, 2003.

Cost of Sales. Cost of sales in the amount of $108,283 and $66,922 for the six months and quarter ended June 30, 2003, reflects the cost of pharmaceutical products sold by subsidiary PharmHouse.

Sales and Marketing Expense. Sales and marketing expense increased by $36,740 to $64,062 during the six months ended June 30, 2003, from $27,322 for the corresponding period ended June 30, 2002. Sales and marketing expense also increased by $10,434, to $24,835 during the quarter ended June 30, 2003, from $14,401 for the quarter ended June 30, 2002. The majority of the increase is due to marketing efforts related to the new PharmHouse stores, including payments to contract sales personnel in the amount of $27,000 and $5,000, respectively, during the six months and quarter ended June 30, 2003.

General and Administrative Expense. General and administrative expense decreased by $20,345 to $1,210,100 during the six months ended June 30, 2003, from $1,230,445 for the six months ended June 30, 2002. General and administrative expense decreased by $141,448 to $616,585 during the quarter ended June 30, 2003, from $758,033 for the quarter ended June 30, 2002.

     - Payroll and related costs at the administrative and management level increased by $310,213 to $836,102 for the six months ended June 30, 2003, from $525,889 for the six months ended June 30, 2002. Payroll and related costs also increased by $137,576 to $399,804 for the quarter ended June 30, 2003, from $262,228 for the quarter ended June 30, 2002. Payroll costs related to PharmHouse increased by $174,402 to $187,652 for the six months ended June 30, 2003, from $13,250 for the six months ended June 30, 2002, and by $74,127 to $87,377 for the quarter ended June 30, 2003, from $13,250 for the quarter ended June 30, 2002. Employee health insurance increased by $39,251 and $9,025 to

          $79,661 and $32,861 for the six months and quarter ended June 30, 2003, respectively, from $40,410 and $23,836 for the corresponding periods ended June 30, 2002, while payroll tax expense increased by $33,919 and $11,758 to $83,842 and $33,744 for the six months and quarter ended June 30, 2003, respectively, from $49,923 and $21,986 for the corresponding periods ended June 30, 2002. In the quarter ended June 30, 2003, a one-time payment in the amount of $15,000 was made to employees of former subsidiary GoverNet Affairs. The balance of the increase, $47,641 and $27,666 for the six months and quarter ended June 30, 2003, respectively, results primarily from increased automobile and travel expense relating to PharmHouse and the litigation support services of subsidiary Litidex(R).

     - Non-cash expense related to stock and option awards decreased by $229,877 to $8,000 for the six months ended June 30, 2003, compared to $237,877 for the six months ended June 30, 2002. Stock and option awards decreased by $183,977 to $8,000 for the quarter ended June 30, 2003, from $191,977 for the quarter ended June 30, 2002.

     - Administrative expense reductions were realized in professional fees, contract services, and the expense of outside consulting which in aggregate decreased by $98,231 to $144,412 for the six months ended June 30, 2003, from $242,643 for the six months ended June 30, 2002. These expenses also decreased by $77,337 to $68,522 during the quarter ended June 30, 2003, from $145,859 for the quarter ended June 30, 2002.

     - Rent, utilities and related expenses increased by $7,807 to $98,824 for the six months ended June 30, 2003, from $91,017 for the six months ended June 30, 2002. Rents decreased by $13,629 to $39,514 for the quarter ended June 30, 2003, from $53,143 for the quarter ended June 30, 2002. During the six months and quarter ended June 30, 2003, equipment rental primarily related to the PharmHouse stores increased by $26,383 and $13,031, respectively. While rent and related utilities expense increased by $15,088 and $5,155 for the six months and quarter ended June 30, 2003, respectively, decreased expense in the amount of $33,664 and $31,815 for the corresponding periods resulted from a corporate move to smaller office space in the second quarter of 2002.

     - Miscellaneous other general and administrative expenses were reduced by $10,257 and $4,081 for the six months and quarter ended June 30, 2003, respectively, to $122,762 and $100,745 for the periods ended June 30, 2003, from $133,019 and $104,826 for the periods ended June 30, 2002. These results include the recording of a $50,000 allowance for doubtful collection of rents due from a subtenant at our previous office location in the quarter ended June 30, 2002, and the recording of $50,352 in property tax liabilities in the quarter ended June 30, 2003.

Production and Computer Service Expense. Production and computer service expense increased by $202,012 to $283,475 for the six months ended June 30, 2003, from $81,463 for the six months ended June 30, 2002. Production and computer service expense also increased by $98,907 to $143,880 for the quarter ended June 30, 2003, from $44,973 for the quarter ended June 30, 2002. Production labor costs increased by $50,271 and $27,514 for the six months and quarter ended June 30, 2003, respectively, relating to the automated litigation support services of Litidex. Production costs also increased by $149,213 and $73,838 for the six months and quarter ended June 30, 2003, respectively, relating to set up and servicing of PharmHouse locations and programming needs at the corporate office. ISP co-location costs and the cost of equipment repairs increased by $2,528 for the six months ended June 30, 2003, and decreased by $2,445 for the quarter ended June 30, 2003.

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $238,432 to $148,146 for the six months ended June 30, 2003, from $386,578 for the six months ended June 30, 2002. Amortization and depreciation expense increased by $16,431 to $76,335 for the quarter ended June 30, 2003, from $59,904 for the quarter ended June 30, 2002 .The decrease for the six months ended June 30, 2003 is primarily due to $260,868 in amortization expense during the quarter ended March 31, 2002, relating to a $2 million service contract of subsidiary Litidex(R).

Other Expense. Other expense of $150,000 for the six months ended June 30, 2002, represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy. The purchase was not consummated, and this expense is not expected to recur.

Interest Expense. Interest expense increased by $136,984 to $480,463 for the six months ended June 30, 2003, from $343,479 for the six months ended June 30, 2002. Interest expense also increased by $122,733 to $240,996 for the quarter ended June 30, 2003, from $118,263 for the quarter ended June 30, 2002. The interest expense increase is partly due to $675,000 and $400,000 in new debt acquired in the first and second quarter of 2002, respectively. In addition, proceeds of $2,173,500 from the sale of a PharmHouse net revenue interest to Rainmaker Ventures, Ltd., a related party, have been recorded as a liability of ITIS rather than as a sale. During the six months and quarter ended June 30, 2003, ITIS recorded $71,950 and $33,868, respectively, as accrued interest payable in regard to this liability.

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

For the six months ended June 30, 2003, ITIS's cash and cash equivalents decreased by $220,644 from the December 31, 2002 balance of $248,722 in available cash to $28,078 in available cash at June 30, 2003. The Company has a working capital deficit of $1,757,096 at June 30, 2003. Cash used in operating activities was $1,433,572, cash provided by investment activities was $914,203 and cash provided by financing activities was $298,725.

Cash used in operating activities of $1,433,572 is primarily due to operating losses of $3,737,421, increases in accounts receivable and deferred revenue in the amount of $561,983 and $111,295, respectively, and $192,995 in gains on sales of investments. These amounts are offset by increases in liabilities in the amount of $472,407, amortization and depreciation expense of $148,146, and losses on the sales of equipment and our Database assets totaling $2,596,269. Cash provided by investment activities of $914,203 is due to proceeds from sales of investments and equipment in the amount of $547,577 and proceeds from sale of our Database assets in the amount of $400,183. These amounts are reduced by asset purchases totaling $33,557. Cash provided by financing activities of $298,725 is due to advances from Hunter M.A. Carr and other directors in the amount of $372,769, the receipt of $58,287 in payments on notes receivable, and new loan proceeds from a third party lender in the amount of $126,061. These amounts are offset by $258,392 in payments made on various notes payable.

Accounts receivable at June 30, 2003 is $1,465,527 (current portion) and $2,324,302 (long-term portion). Of the current accounts receivable, $856,601 represents customer billings by our Litidex(R) subsidiary for automated litigation support services provided to law firms, and $495,000 represents payments due to subsidiary National Law Library pursuant to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

The Company has an unrecorded receivable from American Legal Data, LLC relating to the sale of a copy of the National Law Library data. Under the terms of this sale agreement, ITIS is scheduled to receive monthly payments in the amount of $16,000 for 120 months beginning June 1, 2002. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. We expect to receive $192,000 in payments from American Legal Data over the next twelve months.

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

ITEM 6.   REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

     (1) Form 8-K filed on April 29, 2003, reporting under Item 4, the change in our certifying accountant from Fitts, Roberts & Co., P.C. to Malone & Bailey, PLLC effective April 24, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ITIS HOLDINGS INC.




August 14, 2003                     /s/ Hunter M.A. Carr
                                    -----------------------
                                        Hunter M.A. Carr
                                        President and Chief Executive Officer

                                    /s/ Joanna Hoover
                                    -----------------------
August 14, 2003                         Joanna Hoover
                                        Principal Accounting Officer