Form 10QSB
period 2003-09-30
ITIS HOLDINGS INC
filed 2003-11-19
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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



The number of shares of the issuer's common stock outstanding as of November 14, 2003 was 5,495,743.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                       FOR THE QUARTER SEPTEMBER 30, 2003

                                      INDEX
                                                                            PAGE
                                                                            ----

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . .       3

Item 2.   Management's Discussion and Analysis Or Plan of Operation. . .      11

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .      15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          2003           2002
                                                                     --------------  -------------
                                                                      (Unaudited)
                                   ASSETS

Current assets:

  Cash and cash equivalents                                          $        4,991  $     248,722
  Accounts receivable, net of allowance for doubtful accounts
    of $34,127 at September 30, 2003 and December 31, 2002                1,338,469        828,612
  Investments available for sale, at fair market value                       83,320        751,535
  Other current assets                                                       31,367         22,102
  Inventory                                                                  31,808         39,856
  Assets held for sale                                                            -      4,700,000
                                                                     --------------  -------------

    Total current assets                                                  1,489,955      6,590,827
                                                                     --------------  -------------

Long term assets:

  Accounts receivable                                                     2,345,075        695,069
  Other long term assets                                                    166,424         73,848
                                                                     --------------  -------------

    Total long term assets                                                2,511,499        768,917
                                                                     --------------  -------------

Fixed assets and intangibles, net of amortization and depreciation
  Software costs                                                            287,268        435,966
  Furniture and equipment                                                   165,902        222,340
  Intangible assets                                                         163,125        143,750
                                                                     --------------  -------------
    Total fixed assets and intangibles, net                                 616,295        802,056
                                                                     --------------  -------------

    Total assets                                                     $    4,617,749  $   8,161,800
                                                                     ==============  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2003             2002
                                                                  ---------------  --------------
                                                                    (Unaudited)

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                                                  $        6,286   $           -
  Notes payable-other                                                     58,488         307,351
  Disputed note payable to Cootes Drive LLC                              500,000         500,000
  Accounts payable                                                       385,245         507,175
  Accounts payable-related parties                                       719,331               -
  Accrued interest-related parties                                     1,380,109         729,337
  Accrued liabilities                                                    109,742         132,078
  Deferred revenue                                                       750,873         732,650
  Deposits on Database sales contract                                          -         153,755
  5% Series A Convertible Preferred stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding        2,027,526       2,027,526
                                                                  ---------------  --------------
    Total current liabilities                                          5,937,600       5,089,872
                                                                  ---------------  --------------
  Long term notes payable to Chairman                                  2,150,117       2,150,117
  Long term notes payable to Directors                                 2,022,500       2,022,500
  Imputed note payable to related party                                2,173,500       2,173,500
  Notes payable-other                                                      3,815          10,207
                                                                  ---------------  --------------
    Total long term liabilities                                        6,349,932       6,356,324
                                                                  ---------------  --------------
Total liabilities                                                     12,287,532      11,446,196
                                                                  ---------------  --------------

  Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450  and 5,357,450 shares issued                    53,915          53,575
    and  5,495,743 and 5,162,493 shares outstanding at
    September 30, 2003 and December 31, 2002,
    respectively
  Warrants                                                             1,405,349       1,405,349
  Additional paid in capital                                          25,543,529      25,475,869
  Accumulated deficit                                                (34,272,391)    (29,836,383)
  Treasury stock, at cost, 201,707 shares  and 194,957 shares respectively at September 30, 2003
    and December 31, 2002                                               (323,127)       (320,877)
  Accumulated other comprehensive income,
    unrealized loss on investments                                       (77,058)        (11,810)
  Less notes receivable issued for purchase of
    common stock                                                               -         (50,119)
                                                                  ---------------  --------------
    Total stockholders' deficit                                       (7,669,783)     (3,284,396)
                                                                  ---------------  --------------

    Total liabilities and stockholders' deficit                   $    4,617,749   $   8,161,800
                                                                  ===============  ==============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                                 For the nine months        For the three months
                                                 ended September 30,         ended September 30,
                                             ---------------------------  -------------------------
                                                 2003          2002          2003          2002
                                             ------------  -------------  -----------  ------------

  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services    $   820,206   $    758,685   $   73,933   $   111,907
    Database management sales and services        46,066        135,925            -       133,276
    Pharmaceutical sales                         228,948            858       85,511           858
                                             ------------  -------------  -----------  ------------
    Total revenues                             1,095,220        895,468      159,444       246,041
                                             ------------  -------------  -----------  ------------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                167,951            688       59,668           688
    Selling and marketing                         79,575         94,202       15,513        66,880
    General and administrative                 1,612,618      2,148,512      402,518       918,067
    Production and computer service              372,772        207,599       89,297       126,136
    Amortization and depreciation                218,632        462,920       70,486        76,342
    Other expense                                      -        150,000            -             -
                                             ------------  -------------  -----------  ------------
    Total operating expenses                   2,451,548      3,063,921      637,482     1,188,113
                                             ------------  -------------  -----------  ------------

  LOSS FROM CONTINUING OPERATIONS             (1,356,328)    (2,168,453)    (478,038)     (942,072)

  DISCONTINUED OPERATIONS:
    Loss from operations of discontinued
      business segments                                -     (6,869,251)           -    (6,543,064)
    Loss on disposal of business segments     (2,595,652)    (1,094,833)           -      (487,177)

  INTEREST INCOME                                103,325         18,792       78,719        16,588
  INTEREST EXPENSE                              (713,690)      (616,133)    (233,227)     (272,654)
  GAIN (LOSS) ON SALE OF
    INVESTMENTS AND EQUIPMENT                    126,337       (132,673)     (66,041)      (59,078)
                                             ------------  -------------  -----------  ------------

  NET LOSS                                    (4,436,008)   (10,862,551)    (698,587)   (8,287,457)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss)  on investments
      available for sale                         (65,248)      (149,379)      38,376       (71,363)
                                             ------------  -------------  -----------  ------------

  NET AND COMPREHENSIVE LOSS                 $(4,501,256)  $(11,011,930)  $ (660,211)  $(8,358,820)
                                             ============  =============  ===========  ============

  LOSS PER COMMON SHARE                      $     (0.85)  $      (2.74)  $    (0.12)  $     (1.94)
                                             ============  =============  ===========  ============
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS               $     (0.49)  $      (1.93)  $        -   $     (1.63)
                                             ============  =============  ===========  ============
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                               5,297,053      4,020,465    5,495,743     4,305,229
                                             ============  =============  ===========  ============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                             For the Nine Months
                                                             ended September 30,
                                                          ---------------------------
                                                              2003          2002
                                                          ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(4,436,008)  $(10,862,551)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                         8,000        665,877
    Amortization and depreciation                             218,632        462,920
    Impairment charge                                               -      6,529,053
    (Gain) Loss on sales of investments                      (126,954)        80,492
    Loss on sale of equipment                                     617         10,488
    Loss on sale of database                                2,595,652              -
    Services provided for investments                               -       (198,902)
    Disposal of operating segments                                  -      1,603,931
    Changes in:
      Accounts receivable                                    (595,866)      (553,334)
      Accrued interest on notes receivable                       (983)        (3,156)
      Inventory                                                 8,048        (41,279)
      Other assets                                           (109,026)        (6,240)
      Accounts payable                                        (61,930)        35,550
      Accrued liabilities                                     664,436        109,948
      Deferred revenue                                       (135,532)       113,401
                                                          ------------  -------------

    Net cash used in operating activities                  (1,970,914)    (2,053,802)
                                                          ------------  -------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Issuance of note receivable                                       -       (125,000)
  Purchase of treasury stock                                   (2,250)        (5,374)
  Purchase of licensing agreement                             (25,000)             -
  Proceeds from sales of investments                          767,301        174,896
  Proceeds from sale of equipment                                 750          7,308
  Proceeds from sale of database                              466,971              -
  Additions to assets held for sale                                 -       (664,213)
  Additions to furniture and equipment                         (9,238)       (58,607)
  Dispositions of furniture and equipment                           -         41,692
                                                          ------------  -------------

    Net cash provided by (used in) investment activities    1,198,534       (629,298)
                                                          ------------  -------------

                                                  For the Nine Months
                                                  Ended September 30,
                                                -----------------------
                                                   2003        2002
                                                ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                $   6,286   $   14,236
  Proceeds from notes payable                     126,061    1,075,000
  Proceeds from imputed note payable                    -    1,939,500
  Advances from related parties                   719,331            -
  Payments on notes payable                      (381,316)    (366,901)
  Payments received on notes receivable            58,287            -
                                                ----------  -----------

    Net cash provided by financing activities     528,649    2,661,835
                                                ----------  -----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                    (243,731)     (21,265)

CASH AND CASH EQUIVALENTS, beginning of period    248,722       41,137
                                                ----------  -----------

CASH AND CASH EQUIVALENTS, end of period        $   4,991   $   19,872
                                                ==========  ===========

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

                                   For the nine months         For the three months
                                   ended September 30,         ended September 30,
                               ---------------------------  ------------------------
                                   2003          2002          2003         2002
                               ------------  -------------  ----------  ------------
Net loss applicable
  to common shareholders:
    As reported:               $(4,436,008)  $(10,862,551)  $(698,587)  $(8,287,457)
    Less: compensation expense
     charged to income:              8,000        665,877           -       428,000
    Plus: proforma compensation
     expense:                       (8,000)      (815,486)          -      (428,000)
                               ------------  -------------  ----------  ------------
Proforma net loss applicable
  to common shareholders:      $(4,436,008)  $(11,012,160)  $(698,587)  $(8,287,457)
                               ============  =============  ==========  ============
Basic loss per common share:
    As reported:               $     (0.85)  $      (2.74)  $   (0.12)  $     (1.94)
    Proforma:                  $     (0.85)  $      (2.74)  $   (0.12)  $     (1.94)

NOTE 3-BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                             SEGMENT INFORMATION
                                            ----------------------
                                            INCOME
NINE MONTHS ENDED                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2003             NET SALES    OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $    820,206  $  (298,710)  $319,734  $    2,328,995  $      29,079
Database Management                 46,066     (448,058)   100,006       1,853,170        160,230
Pharmacy Operations                228,948     (609,560)   293,950         435,584         29,323
                              ------------  ------------  --------  --------------  -------------
Total, ITIS HOLDINGS Inc.     $  1,095,220  $(1,356,328)  $713,690  $    4,617,749  $     218,632
                              ============  ============  ========  ==============  =============

                                            INCOME
NINE MONTHS ENDED                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002             NET SALES    OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $    758,685  $(1,526,323)  $240,737  $    3,236,237  $     327,884
Database Management                135,925     (401,485)   232,205       4,924,401        131,250
Pharmacy Operations                    858     (240,645)   143,191         255,652          3,786
                              ------------  ------------  --------  --------------  -------------
Total, ITIS HOLDINGS Inc.     $    895,468  $(2,168,453)  $616,133  $    8,416,290  $     462,920
                              ============  ============  ========  ==============  =============

                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2003            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $     73,933  $  (187,970)  $ 90,531  $    2,328,995  $       9,702
Database Management                      -     (124,717)    25,008       1,853,170         53,477
Pharmacy Operations                 85,511     (165,351)   117,688         435,584          7,307
                              ------------  ------------  --------  --------------  -------------
Total, ITIS HOLDINGS Inc.     $    159,444  $  (478,038)  $233,227  $    4,617,749  $      70,486
                              ============  ============  ========  ==============  =============

                                            INCOME
THREE MONTHS ENDED                          (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002            NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support  $    111,907  $  (406,117)  $ 65,412  $    3,236,237  $      46,306
Database Management                133,276     (367,107)    64,460       4,924,401         26,250
Pharmacy Operations                    858     (168,848)   142,782         255,652          3,786
                              ------------  ------------  --------  --------------  -------------
Total, ITIS HOLDINGS Inc.     $    246,041  $  (942,072)  $272,654  $    8,416,290  $      76,342
                              ============  ============  ========  ==============  =============


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

NOTE 5-NOTES PAYABLE AND FINANCING AGREEMENTS:

During the nine months and quarter ended September 30, 2003, Hunter M.A. Carr, President, Chief Executive Officer and Chairman of the Board of ITIS, and the partners of Rainmaker Ventures, Ltd., a Texas limited partnership in which Mr. Carr, W. Paul Thayer and George Roberts are limited partners, advanced $719,331 and $346,562, respectively, to ITIS on a short-term, non-interest bearing basis. Messrs. Carr, Thayer and Roberts are directors of ITIS.

On April 21, 2003, ITIS's wholly owned subsidiary National Law Library executed a promissory note for $200,000 in favor of Houston RPM, L.C. This note refinanced $75,127 of the note to Houston RPM, L.C. dated April 17, 2002 in the original amount of $675,441, and provided $124,873 ($126,061 less accrued interest of $1,188) in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 21, 2003. The amount of each monthly installment shall equal the total amount of credit card receipts generated by the National Law Library Database, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on September 15, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex. As of September 30, 2003, this note was paid in full.

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


NOTE 7- COMMITMENTS AND CONTINGENCIES:

Litigation

On July 7, 2003, Judge Robert Carter of the Southern District of New York issued an opinion dismissing ITIS's claims of violations of federal and state securities laws and regulations, stock manipulation, breach of contract, and tortious interference against Southridge Capital Management LLC and others. The dismissal was based on actions of the lawyers representing ITIS and was a sanction for the lawyers' conduct. ITIS filed the lawsuit in January 2001 seeking over $300 million in damages and alleging manipulation of the company's stock in connection with a Convertible Stock Purchase Agreement. Management of ITIS believes this sanction is inappropriate for the conduct alleged, particularly because it was not based on the conduct of ITIS, and because there was no prior sanction before the "death penalty". ITIS and its attorneys are pursuing all legal and equitable remedies available.

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

- Accounts receivable at September 30, 2003 is $1,338,469 (current portion) and $2,345,075 (long-term portion). Of the total accounts receivable, $1,952,970 represents customer billings by our Litidex(R) subsidiary for automated litigation support services provided to law firms, and $1,637,377 represents payments due to subsidiary National Law Library pursuant to the sale of National Law Library assets and Brief Reporter (see note 4). Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payors, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

- Deferred revenue of $750,873 as of September 30, 2003 is shown as a liability. Nearly all of these amounts represent advance deposits by law firms for services we have not yet performed. We determined this amount by estimating the total portion earned as a ratio of the total number of pages converted to date against the total converted pages likely to be required per case.

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

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the nine and three months ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $199,752 to $1,095,220 during the nine months ended September 30, 2003, from $895,468 recorded for the nine months ended September 30, 2002. Revenues decreased by $86,597 to $159,444 for the quarter ended September 30, 2003, from $246,041 for the quarter ended September 30, 2002. The automated litigation support services of subsidiary Litidex generated revenues of $820,206 and $73,933 for the nine months and quarter ended September 30, 2003, respectively, compared to $758,685 and $111,907 for the nine months and quarter ended September 30, 2002. Revenues of Litidex(R) for the nine months ended September 30, 2003, totaling $1,044,357, have been discounted by $224,151 to $820,206 due to the long-term nature of the related receivables. Revenues generated by our Database management segment amounted to $46,066 for the nine months ended September 30, 2003, while revenues generated by pharmacy operations amounted to $228,948 and $85,511, respectively, for the nine months and quarter ended September 30, 2003.

Cost of Sales. Cost of sales in the amount of $167,951 and $59,668 for the nine months and quarter ended September 30, 2003, reflects the cost of pharmaceutical products sold by subsidiary PharmHouse.

Sales and Marketing Expense. Sales and marketing expense decreased by $14,627 to $79,575 during the nine months ended September 30, 2003, from $94,202 for the corresponding period ended September 30, 2002. Sales and marketing expense also decreased by $51,367 to $15,513 during the quarter ended September 30, 2003, from $66,880 for the quarter ended September 30, 2002. The decrease for the nine months ended September 30, 2003 is primarily due to decreased telephone and other marketing expenses, while the decrease for the quarter then ended is due to decreased compensation to sales personnel in the amount of $26,000 and decreased telephone and other marketing expenses totaling $25,367.

General and Administrative Expense. General and administrative expense decreased by $535,894 to $1,612,618 during the nine months ended September 30, 2003, from $2,148,512 for the nine months ended September 30, 2002. General and administrative expense decreased by $515,549 to $402,518 during the quarter ended September 30, 2003, from $918,067 for the quarter ended September 30, 2002.

- Payroll and related costs at the administrative and management level increased by $283,737 to $1,138,937 for the nine months ended September 30, 2003, from $855,200 for the nine months ended September 30, 2002. Payroll and related costs decreased by $26,632 to $302,835 for the quarter ended September 30, 2003, from $329,467 for the quarter ended September 30, 2002. The increase payroll and related costs for the nine months ended September 30, 2003 primarily are due to new payroll costs related to PharmHouse and increases in employee health insurance. Decreased expense during the quarter ended September 30, 2003 in the amount of $26,632 reflects a reduction in administrative staffing.

- Non-cash expense related to stock and option awards decreased by $657,877 to $8,000 for the nine months ended September 30, 2003, compared to $665,877 for the nine months ended September 30, 2002. While there were no stock and option awards during the quarter ended September 30, 2003, stock and option awards amounted to $428,000 during the quarter ended September 30, 2002.

- Administrative expense reductions were realized in professional fees, contract services, and the expense of outside consulting which in aggregate decreased by $124,731 to $204,269 for the nine months ended September 30, 2003, from $329,000 for the nine months ended September 30, 2002. These expenses also decreased by $26,501 to $59,857 for the quarter ended September 30, 2003, from $86,358 for the quarter ended September 30, 2002.

- Rent, utilities and related expenses decreased by $16,546 to $123,067 for the nine months ended September 30, 2003, from $139,613 for the nine months ended September 30, 2002. Rents and related expenses also decreased by $24,355 to $24,243 for the quarter ended September 30, 2003, from $48,598 for the quarter ended September 30, 2002. The decreased expense amounts primarily resulted from a corporate move to smaller office space in the second quarter of 2002.

- Miscellaneous other general and administrative expenses were reduced by $20,477 and $10,061 for the nine months and quarter ended September 30, 2003, respectively, to $138,345 and $15,583 for the periods ended September 30, 2003 from $158,822 and $25,644 for the periods ended September 30, 2002.

Production and Computer Service Expense. Production and computer service expense increased by $165,173 to $372,772 for the nine months ended September 30, 2003, from $207,599 for the nine months ended September 30, 2002. Production and computer service expense decreased by $36,839 to $89,297 for the quarter ended September 30, 2003, from $126,136 for the quarter ended September 30, 2002. Increased production labor costs related to the automated litigation support services of Litidex amounting to $196,419 during the nine months ended September 30, 2003 were partially offset by savings in ISP co-location costs and other expenses amounting to $31,246. The decreased production costs during the quarter ended September 30, 2003 primarily resulted from decreased ISP co-location costs.

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $244,288 to $218,632 for the nine months ended September 30, 2003, from $462,920 for the nine months ended September 30, 2002. Amortization and depreciation expense decreased by $5,856 to $70,486 for the quarter ended September 30, 2003, from $76,342 for the quarter ended September 30, 2002 .The decrease for the nine months ended September 30, 2003 is primarily due to $260,868 in amortization expense recorded in the quarter ended March 31, 2002 relating to a $2 million service contract of subsidiary Litidex(R).

Other Expense. Other expense of $150,000 for the nine months ended September 30, 2002 represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy. The purchase was not consummated, and this expense is not expected to recur.

Interest Expense. Interest expense increased by $97,557 to $713,690 for the nine months ended September 30, 2003, from $616,133 for the nine months ended September 30, 2002. Interest expense decreased by $39,427 to $233,227 for the quarter ended September 30, 2003, from $272,654 for the quarter ended September 30, 2002. The interest expense increase for the nine months ended September 30, 2003 is partly due to $400,000 in new debt acquired in the second quarter of 2002. In addition, proceeds of $2,173,500 from the sale of a PharmHouse net revenue interest to Rainmaker Ventures, Ltd., a related party, have been recorded as a liability of ITIS rather than as a sale effective July 2002. During the nine months and quarter ended September 30, 2003, ITIS recorded $104,851 and $32,901, respectively, as accrued interest payable in regard to this liability. The decrease in interest expense during the quarter ended September 30, 2003 is primarily due to decreased interest expense relating to our database management activities.

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

For the nine months ended September 30, 2003, ITIS's cash and cash equivalents decreased by $243,731 from the December 31, 2002 balance of $248,722 in available cash to $4,991 in available cash at September 30, 2003. The Company has a working capital deficit of $4,447,645 at September 30, 2003. Cash used in operating activities was $1,970,914, cash provided by investment activities was $1,198,534 and cash provided by financing activities was $528,649.

Cash used in operating activities of $1,970,914 is primarily due to operating losses of $4,436,008, increases in accounts receivable and deferred revenue in the amount of $595,866 and $135,532, respectively, and $126,954 in gains on sales of investments. These amounts are offset by increases in liabilities in the amount of $602,506, amortization and depreciation expense of $218,632, and losses on the sales of equipment and our Database assets totaling $2,596,269. Cash provided by investment activities of $1,198,534 is due to proceeds from sales of investments and equipment in the amount of $768,051 and proceeds from sale of our Database assets in the amount of $466,971. These amounts are reduced by asset purchases totaling $36,488. Cash provided by financing activities of $528,649 is due to advances from Hunter M.A. Carr and other directors in the amount of $719,331, the receipt of $58,287 in payments on notes receivable, new loan proceeds from a third party lender in the amount of $126,061, and a bank overdraft in the amount of $6,286. These amounts are offset by $381,316 in payments made on various notes payable.

Accounts receivable at September 30, 2003 is $1,338,469 (current portion) and $2,345,075 (long-term portion). Of the current accounts receivable, $765,272 represents customer billings by our Litidex(R) subsidiary for automated litigation support services provided to law firms, and $480,000 represents payments due to subsidiary National Law Library pursuant to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

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

ITEM 6. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

     (1) Form 8-K filed on July 10, 2003, reporting under Item 5, the court ruling dismissing the Company's claims again Southridge Capital Management LLC, et al.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ITIS HOLDINGS INC.




November 19, 2003                     /s/ Hunter M.A. Carr
                                      --------------------
                                          Hunter M.A. Carr
                                          President and Chief Executive Officer

                                      /s/ Joanna Hoover
                                      -----------------
November 19, 2003                         Joanna Hoover
                                          Principal Accounting Officer