Form 10KSB
period 2003-12-31
ITIS HOLDINGS INC
filed 2004-05-14
CIK 3959

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-07149
                                ---------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                    ON WHICH REGISTERED
        ------------------                    ---------------------
              None                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

                                ---------------

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2003, were $824,077.

The aggregate market value of the voting common equity held by non-affiliates of Registrant as of May 13, 2004 was $151,054
(based on the closing price of $0.06 per share on May 13, 2004 as reported on the over-the-counter Bulletin Board).

There were 5,495,743 shares of Registrant's Common Stock outstanding as of May 13, 2004.

     Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                                    ---    ---
================================================================================

                                              ITIS HOLDINGS INC
                                                 Form 10-KSB
                                     For the Year Ended December 31, 2003

                                              TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                 PART I
1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .     7

                                                 PART II

5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .     7
6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .     8
7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . .    36
8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36


                                                 PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
       Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37
10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39
11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
       Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    41
12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .    41
13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43
14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

ITIS Holdings Inc. owns computer-related subsidiaries that operate pharmacies and provide technical support for operations. The Company was also providing litigation support services, however, the litigation support services of Litidex(R) are temporarily suspended as we attempt to renegotiate our service contracts.

The Company provided automated litigation support through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). While Litidex(R) currently focuses its attention on litigation support services related to lawsuits involving stock manipulation of publicly held companies, these services are temporarily suspended as we attempt to renegotiate our service contracts. PharmHouse Inc. concentrates its efforts in the business of pharmacy operations. PharmHouse currently operates one pharmacy that focuses primarily on electronic prescription services. Another subsidiary, OnPoint Solutions Inc., provides technical support for PharmHouse and Litidex(R), in the development and operation of the pharmacies of PharmHouse, and in software and hardware services for both PharmHouse and Litidex (R). OnPoint also provides the RightScript(TM) software used by PharmHouse.

Until August 15, 2002, ITIS provided electronic publishing services and database content through Internet sites with subscription access, licenses, and transaction fees for databases through its subsidiaries, GoverNet Affairs, Inc., National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consisted of pending legislation, statutory law, rules and case law at the federal and state levels. As further disclosed in note 7 to the consolidated financial statements, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider in June 2002, and sold the Internet Services operations of National Law Library, Inc. and Brief Reporter, LLC in August 2002. ITIS no longer maintains any operations in the Internet Services segment.

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

PRODUCTS  AND  SERVICES

ITIS is engaged in providing pharmacy operations through its subsidiary PharmHouse, and in technical support through its subsidiary OnPoint Solutions. The litigation support services of Litidex(R) are temporarily suspended as we attempt to renegotiate our service contracts.

Litidex(R) and its predecessor entities have provided automated litigation support and other document handling services for nearly twenty years. During 1999 and 2000, Litidex(R) concentrated its efforts in assisting National Law Library in its content and Website development. Since 2001 Litidex(R) has provided automated litigation support services related to complex securities litigation. Using the Litidex(R) search engine, millions of documents are processed to create databases that are instantly searchable for data retrieval.

The pharmacies of PharmHouse do not promote any non-pharmaceutical sales and focus primarily on the distribution of medications from prescriptions generated by our RightScript(TM) licensed technology. The electronic prescription technology platform of PharmHouse/RightScript(TM) is developed and maintained by OnPoint Solutions, a sister company in the ITIS family of companies.

In September 2002 PharmHouse began operation of two pharmacies in Houston, Texas, one of which ceased operations in December 2002 due to facility incompatibility with the strategic focus of the division. A third pharmacy, which began operation in January 2003 under 50% ownership, was sold in December 2003. Management is considering additional strategic partnerships relating to sharing pharmacy operations with other companies, and has been in discussions regarding possible sale of the rights to market and operate the PharmHouse pharmacy model in certain other markets in the United States.

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

CUSTOMERS

The law firm of Christian, Smith and Jewell has been the major client of Litidex(R) since 2001.

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

COMPETITION

Significant competitors to the automated litigation support services of Litidex(R) are law firms that maintain their own databases and retrieval systems and third party vendors whose rates are generally higher. Management believes that the Litidex(R) search engine is a superior product to in-house programs used by attorneys as well as to the programs of other competitors. Additionally, our experience in the business makes it possible for our prices to be more affordable to most attorneys and law firms than in-house costs.

The highly fragmented and extremely competitive industry of pharmaceutical product sales includes specialty pharmacies, full-service pharmacies, discount pharmacies, Web-based Internet pharmacy delivery systems, clinical pharmacies, and hospital-based pharmacies. Companies such as AllScripts(TM), Pre-Scribe(TM), e-Scripts(TM), APS(TM), and Pro-Scribe(TM) provide wireless, Internet-based electronic prescription solutions to the medical community. These competitors are seen as formidable in that they have superior experience in the pharmacy management and technology industry. However, while they provide low-end, cost-effective solutions for prescription writing, they do not provide a comprehensive solution to the market served by PharmHouse. Their focus is to provide electronic prescription software tied to major pharmacy retail sales outlets such as Eckerds, Walgreens, CVS and Rite Aid. While some retail outlets are part of major retail drug store or grocery store chains with significantly greater financial resources and market presence than PharmHouse, this is not the case for many other outlets. Since PharmHouse pharmacies primarily accept prescriptions generated by the RightScript(TM) system, they typically do not directly compete with other pharmaceutical outlets. However, PharmHouse competes with other outlets indirectly by competing for agreements with doctors who write prescriptions for pharmaceutical products handled by PharmHouse/RightScript(TM) pharmacies.

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

PharmHouse has acquired three provisional patent rights surrounding the use of the RightScript(TM) technology platform that specifically address the unique server-based methodology and technology solutions developed by subsidiary OnPoint Solutions. In December 2003, management authorized conversion of these three provisional patents to non-provisional, regular utility patents.

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

EMPLOYEEs

ITIS and its subsidiaries had 6 full-time employees and one contract employee as of May 7, 2004. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

FACILITIES

Our primary executive offices are at 10750 Hammerly, Houston, Texas, where our monthly rent is $7,298. In addition, our subsidiary PharmHouse maintains a pharmacy location at 4114 Avenue H, Rosenburg, Texas, where our monthly rent is $595. Management believes that our current facilities are adequate to meet our needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us, described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. The defendants filed motions to dismiss the case, and on July 17, 2002, the Judge issued an opinion refusing dismissal, which stated: "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $5,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended its complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after ITIS filed suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of an officer and a director of ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case was consolidated with the ITIS case (above) and the parties were realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. John M. O'Quinn, our Texas-based litigation counsel, represents ITIS and our directors, if necessary, in this lawsuit.

On July 7, 2003, Judge Robert Carter of the Southern District of New York issued an opinion dismissing ITIS's claims of violations of federal and state securities laws and regulations, stock manipulation, breach of contract, and tortious interference against Southridge Capital Management LLC and others. The dismissal was based on actions of the lawyers representing ITIS and was a sanction for the lawyers' conduct. Management of ITIS believes this sanction is inappropriate for the conduct alleged, particularly because it was not based on the conduct of ITIS, and because there was no prior sanction before the "death penalty." ITIS appealed the matter to the Second Circuit Court of Appeals, and on April 22, 2004, the appeal was dismissed based on lack of jurisdiction because the defendants have unresolved claims. The case is again pending before Judge Carter, and several motions await his ruling. The opinion is available on our Website, www.itisinc.com.

On June 4, 2001, Cootes Drive LLC filed a suit in Delaware against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. The suit was dismissed by Order of the Court entered February 15, 2002 based on refusal of Cootes Drive to produce documents requested in discovery.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to ITIS's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

                                               HIGH    LOW
     FISCAL YEAR ENDED DECEMBER 31, 2002
     First quarter                             $1.10  $0.80
     Second quarter                            $1.10  $0.50
     Third quarter                             $1.00  $0.40
     Fourth quarter                            $0.41  $0.10

     FISCAL YEAR ENDED DECEMBER 31, 2003
     First quarter                             $0.40  $0.10
     Second quarter                            $0.27  $0.17
     Third quarter                             $0.19  $0.09
     Fourth quarter                            $0.08  $0.05

Holders

At December 31, 2003, there were 1,567 holders of record of ITIS's common stock and 5,495,743 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

                                                       EQUITY COMPENSATION PLAN INFORMATION
                                ----------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE  WEIGHTED AVERAGE EXERCISE
                                ISSUED UPON EXERCISE OF     EXERCISE PRICE OF           NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        REMAINING AVAILABLE
PLAN CATEGORY                   WARRANTS AND RIGHTS         WARRANTS AND RIGHTS         FOR FUTURE ISSUANCE
------------------------------  --------------------------  --------------------------  --------------------
Equity compensation plans
  approved by security holders                           -                                           865,000

Equity compensation plans not
  approved by security holders                   5,201,931  $                     2.94                     -
                                --------------------------  --------------------------  --------------------

Total                                            5,201,931                                           865,000
                                ==========================  ==========================  ====================

Equity compensation plans not approved by security holders include options and warrants issued in connection with employment agreements and options and warrants issued to vendors in exchange for services rendered.

Sales of Unregistered Securities

During the three months ended December 31, 2003, there were no sales of unregistered securities.

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

Management realizes that revenues to be generated by the automated litigation support services of Litidex and the PharmHouse stores are critical in providing some of the funds necessary to continue company operations and to remain in business. Our expense levels are based, in part, on our expectations as to future revenues. To the extent that revenues are below expectations, we may be unable or unwilling to reduce expenses proportionately, and operating results and cash flows are likely to be adversely affected.

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Note receivable at December 31, 2003 in the amount of $1,558,304, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for this receivable. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

     - On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration

          ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At December 31, 2003, the principal balance owed by American Legal Data was $1,892,481. During the year ended December 31, 2003, $-0- and $112,000 were collected in principal and interest, respectively, related to this note.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at December 31, 2003, or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

     - On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex sold their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. (see note 7) In May 2003, ITIS completed the sale by delivery of the Database assets of National Law Library and Brief Reporter. In prior periods, utilizing the deposit method of accounting, these assets have been carried on the balance sheet as "assets held for sale" and payments received on the sales contract have been carried as "deposits on Database sales contract." In completing delivery of the Database assets to JuriSearch, management believes the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale. Accordingly, in the quarter ended June 30, 2003, management recorded $2,423,750 as the sales price, representing the undiscounted guaranteed minimum payment total per the sales contract, and reclassified "assets held for sale" in the amount of $4,700,000 to the cost of the sale, resulting in a loss on disposal of business segments in the amount of $2,276,250. In addition, management recorded a note receivable from Jurisearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payments received in the amount of $400,183. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables by $319,402 using a 12% interest rate. As a result, the Statement of Operations reflects a net loss of $2,595,652 on disposal of business segments.

     - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of by sale.

          - Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired an independent appraiser to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the sales contract between Jurisearch Holdings, LLC and ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) (see note 4), and, based on these estimates, management recorded an impairment charge in the quarter ended September 30, 2002 in the amount of $6,529,053, which was recorded to "loss from operations of discontinued business segments." In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale.

          - Assets classified as held and used require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, management has recorded impairment charges in the amount of $346,533 to software costs and other intangible assets as of December 31, 2003.

     -    The Company is not party to any off balance sheet arrangements.

     The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the years ended December 31, 2003 and 2002.

RESULTS OF OPERATIONS

REVENUES. Revenue increased by $536,815 from $287,262 for the year ended December 31, 2002 to $824,077 for the year ended December 31, 2003.

Revenues from the automated litigation support services of subsidiary Litidex(R) increased by $374,604 from $97,103 for the year ended December 31, 2002 to $471,707 for the year ended December 31, 2003. However, as an indirect result of the July 7, 2003 dismissal of our claims again Southridge Capital Management LLC and others, production and receipts related to the litigation support services of Litidex(R) have decreased significantly, and are nominal in the first quarter of 2004. At the present time, our litigation support services are temporarily suspended as we attempt to renegotiate our service contracts.

Revenues generated by our Database management segment decreased by $124,335, to $46,065 during the year ended December 31, 2003 compared to $170,400 for the year ended December 31, 2002.

Revenues generated by pharmacy operations, which commenced in September 2002, increased by $286,546, from $19,759 for the year ended December 31, 2002 to $306,305 for the year ended December 31, 2003.

Revenues from discontinued operations amounted to $797,633 for 2002. On the consolidated statement of operations and comprehensive loss, the sales and expenses have been netted together and reflected as a loss from discontinued operations in the amount of $6,869,251 for 2002.

COST OF SALES. Cost of sales in the amount of $226,781 for the year ended December 31, 2003 reflects the cost of pharmaceutical products sold by subsidiary PharmHouse.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by $37,907 from $130,552 for the year ended December 31, 2002, to $92,645 for the year ended December 31, 2003. The decrease is primarily due to decreased marketing and telephone expenses, as well as decreased compensation to sales personnel.

GENERAL AND ADMINISTRATIVE Expense. General and administrative expense decreased by $718,163 from $2,906,270 for the year ended December 31, 2002, to $2,188,107 for the year ended December 31, 2003 as a result of the following:

     - Payroll and related costs increased by $303,069 from $1,240,294 for the year ended December 31, 2002 to $1,543,363 for the year ended December 31, 2003, primarily due to new and increased payroll costs related to PharmHouse, which commenced operations in September 2002, and increased cost of employee health insurance.
     - Non-cash expense related to stock and option awards for the year ended December 31, 2003 amounted to $8,000, representing a decrease of $657,877 from the $665,877 reported for the year ended December 31, 2002.
     - Administrative expense reductions were realized for the year ended December 31, 2003 in professional fees, contract services, and the expense of outside consulting, which in aggregate decreased by $334,390 from $558,671 for the year ended December 31, 2002, to $224,281 for the year ended December 31, 2003.
     - Rent, utilities, and related expenses decreased by $14,897 from $188,031 for the year ended December 31, 2002, to $173,134 for the year ended December 31, 2003.
     - Miscellaneous other general and administrative expenses, which include materials and supplies and general insurance expense, were reduced by $14,068 from $253,397 for the year ended December 31, 2002 to $239,329 for the year ended December 31, 2003.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense decreased by $69,397, from $285,247 for the year ended December 31, 2002 to $215,850 for the year ended December 31, 2003. Production labor costs decreased by $32,181 due to decreased labor costs related to the automated litigation support services of Litidex(R), while computer service expense decreased by $42,132 primarily due to decreased co-location expense. Programming and equipment repair expense increased by $4,916.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense decreased by $222,675, from $539,212 for the year ended December 31, 2002 to $316,537 for the year ended December 31, 2003. The decrease is primarily due to $260,868 in amortization expense recorded in the quarter ended March 31, 2002 relating to a $2 million service contract of subsidiary Litidex(R).

ALLOWANCE FOR BAD DEBTS. Accounts receivable related to the automated litigation support services of subsidiary Litidex(R), net of related deferred revenue, amounted to $710,701 at December 31, 2002. Management elected to provide an allowance for doubtful accounts for 100% of the receivable at December 31, 2002, due to the uncertainty of the timing and amount of future collections.

OTHER EXPENSE. Other expense of $150,000 during the year ended December 31, 2002 represents earnest money and consulting fees for the contemplated purchase of stock in MedEx Systems, Inc. and an associated entity, Pegasus Pharmacy. The purchase was not consummated, and this expense is not expected to recur.

IMPAIRMENT CHARGE. In accordance with Statement of Financial Standards No.
144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management engaged the services of an independent appraiser in the first quarter of 2003 to prepare a valuation study relating to assets held for sale and estimates of future net cash flows projected over the twenty-five year life of the sales contract related to those assets (see note 6). Based on the results of this study, management recorded an impairment charge in the amount of $6,529,053, which is included in loss from operations of discontinued business segments for the year ended December 31, 2002.

Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, management has recorded impairment charges in the amount of $346,533 to software costs and other intangible assets as of December 31, 2003.

INTEREST EXPENSE. Interest expense increased by $82,517 from $872,282 for the year ended December 31, 2002, to $954,799 for the year ended December 31, 2003. The interest expense increase is partly due to $400,000 in new debt acquired in the second quarter of 2002. In addition, proceeds of $2,173,500 from the sale of a PharmHouse net revenue interest to Rainmaker Ventures, Ltd., a related party, were recorded as a liability of ITIS's rather than as a sale effective July 2002. During the year ended December 31, 2002 and 2003, ITIS recorded $56,117 and $137,721, respectively, as accrued interest payable in regard to this liability. As of December 31, 2003, the partners of Rainmaker Ventures, Ltd. have acknowledged in writing that ITIS has no obligation to repay any of the $2,173,500 in sale proceeds, and management has reclassified the debt and the related accrued interest to additional paid-in-capital.

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

During the year ended December 31, 2003, ITIS's cash and cash equivalents decreased in total by $137,746 from the December 31, 2002 balance of $248,722 in available cash to $110,976 in available cash at December 31, 2003. The Company has a working capital deficit of $4,563,874 at December 31, 2003. Cash used in operating activities was $2,299,838, cash provided by investment activities was $1,332,607 and cash provided by financing activities was $829,485.

Accounts receivable, net of doubtful accounts, at December 31, 2003 amount to $148,732.

Note receivable at December 31, 2003 in the amount of $1,558,304, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

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

Cash used in operating activities of $2,298,838 is primarily due to operating losses. Cash provided by investment activities of $1,332,607 is primarily due to proceeds from sales of investments ($797,301) and proceeds from sale of database assets ($546,044). Cash provided by financing activities of $829,485 is due to increased borrowings to finance working capital needs.

As further outlined in note 8 to the financial statements, the Company has incurred significant amounts of debt to finance its working capital requirements. As of December 31, 2003 and 2002, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $605,033 and $298,663 at December 31, 2003 and 2002, respectively.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing May 17, 2002. At December 31, 2002, the total principal amount owed to Houston RPM, L.C. relating to this note was $249,385. On April 21, 2003, National Law Library executed a new promissory note for $200,000 in favor of Houston RPM, L.C. This note refinanced $75,127 of the note dated April 17, 2002 in the original amount of $675,441, and provided $124,873 ($126,061 less accrued interest of $1,188) in new funding to National Law Library. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing May 21, 2003. As of September 30, 2003, this note was paid in full.

In December 2003, ITIS wholly owned subsidiaries ITIS, Inc. dba Litidex(R) and National Law Library executed a promissory note for $300,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year, is payable in monthly installments including principal and interest commencing January 2, 2004, and is secured by assignment of the Asset Purchase Agreement between National Law Library, Brief Reporter and Jurisearch Holdings, LLC dated August 16, 2002 (see note 7). The amount of each monthly installment shall equal payments received pursuant to the Asset Purchase Agreement, but in no event shall the payment be less than $40,000 per month. Any unpaid principal and interest is due in full on August 2, 2004. As of December 31, 2003, the balance due to Houston RPM was $282,833.

During the year ended December 31, 2003, Hunter M.A. Carr, President,
Chief Executive Officer and Chairman of the Board of ITIS, and the partners of Rainmaker Ventures, Ltd., a Texas limited partnership in which Mr. Carr, W. Paul Thayer and George Roberts are limited partners, advanced $733,318 to ITIS on a short-term, non-interest bearing basis. Messrs. Carr, Thayer and Roberts are directors of ITIS.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores are critical in providing some of the funds necessary to continue company operations and to remain in business. However, the litigation support services of Litidex(R) are temporarily suspended as we attempt to renegotiate our service contracts, and the pharmacy operations of PharmHouse have not yet produced positive cash flow. It is possible that revenues from these subsidiaries may never be sufficient to meet company needs. Management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of May 7, 2004, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AND

FINANCIAL STATEMENTS
                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

Consolidated Balance Sheet as of December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . .    15

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31,
2003 and December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003
and December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Consolidated Statements of Cash Flow for the years ended December 31, 2003 and December 31, 2002    19

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ITIS Holdings Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of ITIS Holdings Inc. (formerly ITIS Inc.) and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITIS Holdings Inc. and Subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a deficit equity position of $7.4 million at December 31, 2003 and incurred net losses of $5.9 and $12.0 million during 2003 and 2002. These and other conditions, more fully described in Note 14, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Malone & Bailey, PLLC
Houston, Texas
April 22, 2004

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                               DECEMBER 31,
                                                                   2003
                                                               -------------
                              ASSETS

Current assets:
Cash and cash equivalents                                      $     110,976
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127                                                       73,995
  Note receivable-current portion                                    480,000
  Investments available for sale, at fair market value                69,926
  Other current assets                                                54,696
  Inventory                                                           34,823
                                                               -------------

    Total current assets                                             824,416
                                                               -------------

Long term assets:

  Accounts receivable                                                 74,737
  Note receivable, net of current portion                          1,078,304
  Other long term assets                                              35,214
                                                               -------------

    Total long term assets                                         1,188,255
                                                               -------------

Fixed assets, net of depreciation
  Furniture and equipment                                            146,857
                                                               -------------

    Total assets                                               $   2,159,528
                                                               =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER 31,
                                                                                2003
                                                                           --------------
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable-other                                                      $     341,578
  Disputed note payable to Cootes Drive LLC                                      500,000
  Accounts payable                                                               345,052
  Accounts payable-related parties                                               733,318
  Accrued interest-related parties                                             1,384,140
  Accrued liabilities                                                             56,526
  Deferred revenue                                                                   150
  5% Series A Convertible Preferred stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding                2,027,526
                                                                           --------------
    Total current liabilities                                                  5,388,290
                                                                           --------------
  Long term notes payable to Chairman                                          2,150,117
  Long term notes payable to Directors                                         2,022,500
  Notes payable-other                                                              1,482
                                                                           --------------
    Total long term liabilities                                                4,174,099
                                                                           --------------
Total liabilities                                                              9,562,389
                                                                           --------------

  Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450 shares issued and  5,495,743 shares outstanding         53,915
  Warrants                                                                     1,405,349
  Additional paid in capital                                                  27,910,868
  Accumulated deficit                                                        (36,359,414)
  Treasury stock, at cost, 201,707 shares                                       (323,127)
  Accumulated other comprehensive income,
    unrealized loss on investments                                               (90,452)
                                                                           --------------
    Total stockholders' deficit                                               (7,402,861)
                                                                           --------------

    Total liabilities and stockholders' deficit                            $   2,159,528
                                                                           ==============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                            For the Year ended    For the Year ended
                                            December 31, 2003     December 31, 2002
                                           --------------------  --------------------
                                                                      (restated)
REVENUE, NET OF DEFERRED INCOME
  Automated litigation support services    $           471,707   $            97,103
  Database management sales and services                46,065               170,400
  Pharmaceutical sales                                 306,305                19,759
                                           --------------------  --------------------
  Total revenues                                       824,077               287,262
                                           --------------------  --------------------

OPERATING EXPENSES:
  Cost of sales-pharmaceuticals                        226,781                15,952
  Selling and marketing                                 92,645               130,552
  General and administrative                         2,188,107             2,906,270
  Production and computer service                      215,850               285,247
  Amortization and depreciation                        316,537               539,212
  Impairment charge                                    346,533                     -
  Other expense                                              -               150,000
                                           --------------------  --------------------
  Total operating expenses                           3,386,453             4,027,233
                                           --------------------  --------------------

LOSS FROM CONTINUING
  OPERATIONS                                        (2,562,376)           (3,739,971)

DISCONTINUED OPERATIONS (Notes 3 and 7):
  Loss from operations of
    discontinued business segments                           -            (6,869,251)
  Loss on disposal of business segments             (2,595,652)           (1,094,833)

INTEREST INCOME                                        172,375                35,908
INTEREST EXPENSE                                      (954,799)             (872,282)
GAIN ON SALE OF INVESTMENTS
  AND EQUIPMENT                                        128,122               550,592
                                           --------------------  --------------------

NET LOSS                                            (5,812,330)          (11,989,837)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized (loss) on investments
    available for sale                                 (78,642)              (46,531)
                                           --------------------  --------------------

NET AND COMPREHENSIVE LOSS                          (5,890,972)          (12,036,368)
                                           ====================  ====================

LOSS PER COMMON SHARE                      $             (1.10)  $             (2.79)
                                           ====================  ====================
LOSS PER COMMON SHARE AS A RESULT
  OF DISCONTINUED OPERATIONS               $             (0.49)  $             (1.85)
                                           ====================  ====================
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING LOSS PER
  COMMON SHARE                                       5,347,133             4,315,085
                                           ====================  ====================


ITIS HOLDINGS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2003 and 2002



                                           Number of
                                         Common Shares   Common               Additional Paid-                        Treasury
                                             Issued       Stock    Warrants      in Capital       Retained Deficit     Stock
                                         --------------  -------  ----------  -----------------  ------------------  ----------
Balance, December 31, 2001                  39,383,396   $39,383  $1,213,372  $      24,801,383  $     (18,557,247)  $(284,554)
                                         --------------  -------  ----------  -----------------  ------------------  ----------

Issuance of common stock in
  exchange for debt                          1,793,949     1,795           -            137,383                  -           -
Issuance of stock options for services               -         -           -             45,900                  -           -
Issuance of common stock for services       10,957,143    10,957           -            435,043                  -           -
Issuance of common stock in
  exchange for related party
  accounts payable                           1,440,008     1,440           -             56,160                  -           -
Issuance of common stock warrants                    -         -     191,977                  -                  -           -
Change in Note Receivable issued
  for purchase of common stock                       -         -           -                  -                  -           -
Fair value adjustment to securities
  available for sale                                 -         -           -                  -                  -           -
Purchase of treasury stock                                                                                             (36,323)
Ten for one reverse split of
  common stock                             (48,217,046)        -           -                  -                  -           -
Net loss (restated)                                  -         -           -                  -        (11,989,837)          -
                                         --------------  -------  ----------  -----------------  ------------------  ----------
Balance, December 31, 2002                   5,357,450   $53,575  $1,405,349  $      25,475,869  $     (30,547,084)  $(320,877)
                                         --------------  -------  ----------  -----------------  ------------------  ----------

Issuance of common stock in
  exchange for accounts payable                300,000       300           -             59,700                  -           -
Issuance of common stock for services           40,000        40           -              7,960                  -           -
Change in note receivable issued
  for purchase of common stock                       -         -           -                  -                  -           -
Fair value adjustment to securities
  available for sale                                 -         -           -                  -                  -           -
Purchase of treasury stock                           -         -           -                  -                  -      (2,250)
Reclassify imputed note payable to
  related party to paid-in capital                   -         -           -          2,367,339                  -           -
Net loss                                             -         -           -                  -         (5,812,330)          -
                                         --------------  -------  ----------  -----------------  ------------------  ----------
Balance, December 31, 2003                   5,697,450   $53,915  $1,405,349  $      27,910,868  $     (36,359,414)  $(323,127)
                                         ==============  =======  ==========  =================  ==================  ==========


                                                          Comprehensive
                                          Receivable         Income:
                                             from        Unrealized Gain
                                          Shareholder    on Investments        TOTAL
                                         -------------  -----------------  -------------
Balance, December 31, 2001               $    (45,899)  $          1,083   $  7,167,521
                                         -------------  -----------------  -------------

Issuance of common stock in
  exchange for debt                                 -                  -        139,178
Issuance of stock options for services              -                  -         45,900
Issuance of common stock for services               -                  -        446,000
Issuance of common stock in
  exchange for related party
  accounts payable                                  -                  -         57,600
Issuance of common stock warrants                   -                  -        191,977
Change in Note Receivable issued
  for purchase of common stock                 (4,220)                 -         (4,220)
Fair value adjustment to securities
  available for sale                                -            (12,893)       (12,893)
Purchase of treasury stock                                                      (36,323)
Ten for one reverse split of
  common stock                                      -                  -              -
Net loss (restated)                                 -                  -    (11,989,837)
                                         -------------  -----------------  -------------
Balance, December 31, 2002               $    (50,119)  $        (11,810)  $ (3,995,097)
                                         -------------  -----------------  -------------

Issuance of common stock in
  exchange for accounts payable                     -                  -         60,000
Issuance of common stock for services               -                  -          8,000
Change in note receivable issued
  for purchase of common stock                 50,119                  -         50,119
Fair value adjustment to securities
  available for sale                                -            (78,642)       (78,642)
Purchase of treasury stock                          -                  -         (2,250)
Reclassify imputed note payable to
  related party to paid-in capital                  -                  -      2,367,339
Net loss                                            -                  -     (5,812,330)
                                         -------------  -----------------  -------------
Balance, December 31, 2003               $          -   $        (90,452)  $ (7,402,861)
                                         =============  =================  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
                                                        For the Year ended
                                                           December 31,
                                                   ---------------------------
                                                       2003          2002
                                                   ------------  -------------
                                                                  (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(5,812,330)  $(11,989,837)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                  8,000        665,877
    Amortization and depreciation                      316,537        539,212
    Impairment charge                                  346,533      6,529,053
    Gain on sales of investments                      (128,739)      (602,773)
    Loss on sale of equipment                              617         10,488
    Loss on sale of database                         2,595,652              -
    Disposal of operating segments                           -      1,598,362
    Changes in:
      Accounts receivable                             (141,232)      (722,929)
      Allowance for doubtful accounts                        -        710,701
      Accrued interest on notes receivable                (983)        (4,220)
      Inventory                                          5,033        (39,856)
      Other assets                                     (41,738)       (82,040)
      Accounts payable                                (102,123)          (387)
      Accrued liabilities                              809,090        147,150
      Deferred revenue                                (154,155)        62,405
      Deposit on sales contract                              -        153,755
                                                   ------------  -------------

    Net cash used in operating activities           (2,299,838)    (3,025,039)
                                                   ------------  -------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of treasury stock                            (2,250)        (5,374)
  Proceeds from sales of investments                   797,301      1,333,661
  Proceeds from sale of equipment                          750          7,308
  Proceeds from sale of database                       546,044              -
  Additions to assets held for sale                          -       (664,213)
  Additions to furniture and equipment                  (9,238)       (67,426)
  Additions to software                                      -        (96,404)
  Dispositions of furniture and equipment                    -         57,233
                                                   ------------  -------------

    Net cash provided by investment activities       1,332,607        564,785
                                                   ------------  -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                   $         -   $    (40,813)
  Proceeds from notes payable                          426,061      1,075,000
  Proceeds from imputed note payable                         -      2,173,500
  Advances from related parties                        733,318              -
  Payments on notes payable                           (400,559)      (532,876)
  Payments received on notes receivable                 70,665              -
                                                   ------------  -------------
    Net cash provided by financing activities          829,485      2,674,811
                                                   ------------  -------------

NET (DECREASE) INCREASE  IN CASH AND CASH
  EQUIVALENTS                                         (137,746)       214,557

CASH AND CASH EQUIVALENTS, beginning of period         248,722         34,165
                                                   ------------  -------------

CASH AND CASH EQUIVALENTS, end of period           $   110,976   $    248,722
                                                   ============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $   114,167   $    303,646
  Cash paid for income taxes                       $         -   $          -
  Non cash investing and financing transactions:
    Fair value of marketable securities received
      as payment on accounts receivable            $    73,380   $     54,524
    Fair value of marketable securities delivered
      as interest payment                          $    36,000   $     54,000
    Fair value of common stock issued
      in lieu of accounts payable                  $         -   $     75,600
    Fair value of common stock issued as
      note reduction                               $         -   $    125,000
Unrealized gains (losses) on investments           $   (90,452)  $    (11,810)

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
NOTE  1-BUSINESS:

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

The Company provides automated litigation support through its subsidiary, ITIS, Inc., a Texas corporation, which conducts business as Litidex(R). While Litidex(R) currently focuses its attention on litigation support services related to lawsuits involving stock manipulation of publicly held companies, these services are temporarily suspended as we attempt to renegotiate our service contracts. PharmHouse Inc. concentrates its efforts in the business of pharmacy operations. PharmHouse currently operates one pharmacy that focuses primarily on electronic prescription services. Another subsidiary, OnPoint Solutions Inc., provides technical support for PharmHouse and Litidex(R), in the development and operation of the pharmacies of PharmHouse, and in software and hardware services for both PharmHouse and Litidex(R). OnPoint also provides the RightScript(TM) software used by PharmHouse.

Until August 15, 2002, ITIS provided electronic publishing services and database content through Internet sites with subscription access, licenses, and transaction fees for databases through its subsidiaries, GoverNet Affairs, Inc., National Law Library, Inc. and Brief Reporter, LLC. The content of the databases consisted of pending legislation, statutory law, rules and case law at the federal and state levels. As further disclosed in note 7 to the consolidated financial statements, management of ITIS transferred the customers of the Internet Services subsidiary GoverNet Affairs, Inc. to another provider in June 2002, and sold the Internet Services operations of National Law Library, Inc. and Brief Reporter, LLC in August 2002. ITIS no longer maintains any operations in the Internet Services segment.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITHH.OB."

NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

Basis of Presentation-These consolidated financial statements reflect the assets, liabilities, results of operations, and cash flows of the business conducted by ITIS for the years ended December 31, 2002 and 2003.

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

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The Company has made significant estimates related to revenue recognition for automated litigation support revenues, valuation and impairment of assets, and collectibility of accounts receivable. Management believes that it has accounted for these items properly based upon all of the information available.

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

     Services Revenue- In December 2003, ITIS began recognizing revenues from
     ----------------
     its litigation support services on the cash basis due to the uncertainty of collection.

Concentration of Credit Risk- In May 2003, National Law Library recorded a note receivable from Jurisearch Holdings, LLC related to the sale of National Law Library assets and Brief Reporter. At December 31, 2003, the balance owed to National Law Library by Jurisearch is $1,558,304. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for this receivable. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

Fair value of Financial Instruments-The fair values of financial instruments approximate their reported carrying amounts at December 31, 2003 due to their relative short lives for current assets, and liabilities and long-term liabilities are at interest rates comparable to current market rates. The carrying cost of long-term note receivable in the amount of $1,828,567 has been discounted at 12% to approximate fair value of $1,558,304.

Software costs- ITIS applies SOP 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the software and includes the cost of related patents. For the year ended December 31, 2003, management recorded amortization of software costs in the amount of $225,683 and an impairment charge in the amount of $210,283. (see note 6)

ITIS uses the straight-line method to amortize software costs. Software assets at December 31, 2003 and 2002 consist of the following:

                                Useful life
                                 (in years)       2003          2002
                                ------------  ------------  ------------
Software costs                        8       $ 1,586,106   $ 1,586,106
Less: Accumulated amortization                $(1,375,823)   (1,150,140)
Less: Impairment charge                          (210,283)            -
                                              ------------  ------------
                                              $         -   $   435,966
                                              ============  ============

Amortization expense amounted to $225,683 and $186,212 for the years ended December 31, 2003 and 2002, respectively.

Furniture and Equipment-Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over a five-year period. At December 31, 2003 and 2002 accumulated depreciation was $299,152 and $228,749 respectively.

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

Stock-Based Compensation- Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, ITIS recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period. SFAS No. 148 requires companies to disclose proforma results of the estimated effect on net income and earnings per share to reflect application of the fair value recognition provision of SFAS No. 123.

                                     Year Ended           Year Ended
                                  December 31, 2003    December 31, 2002
                                 -------------------  -------------------
                                                          (restated)
Net loss applicable
  to common shareholders:
    As reported:                 $       (5,812,330)  $      (11,989,837)
    Less: compensation expense
      charged to income:                      8,000              665,877
    Plus: proforma compensation
      expense:                               (8,000)            (803,076)
                                 -------------------  -------------------
Proforma net loss applicable
  to common shareholders:        $       (5,812,330)  $      (12,127,036)
                                 ===================  ===================
Basic loss per common share:
    As reported:                 $            (1.10)  $            (2.78)
    Proforma:                    $            (1.10)  $            (2.81)

Basic Loss Per Share-Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at December 31, 2003 and 2002 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

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

SFAS No. 142, "Goodwill and Other Intangible Assets", was issued in June
2001. Required adoption of this statement is effective for all fiscal years beginning after December 31, 2001. This statement amends SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", to exclude from its scope goodwill and intangible assets that are not amortized. Under SFAS No. 142, goodwill and intangible assets with indeterminate lives will no longer be amortized as expense over estimated useful lives after December 31, 2001 for assets acquired prior to July 1, 2001, and no amortization will occur for any goodwill and intangible assets acquired after June 30, 2001. These costs are to be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement. Accordingly, ITIS has recorded losses from disposal of business segments in 2003 of $2,595,652 for the disposal of the database assets of National Law Library and Brief Reporter, and losses from disposal of business segments in 2002 of $607,656 and $487,177 for the disposal of GoverNet Affairs and Brief Reporter, respectively (see note 7). Impairment in the amount of $6,529,053 was recorded to the database assets during the year ended December 31, 2002. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, management has recorded impairment charges in the amount of $346,533 to software costs and other intangible assets as of December 31, 2003. (see note 6)

NOTE 3-DISCONTINUED OPERATIONS:

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets as well as expands the qualifications of discontinued operations and is effective for financial statements issued for fiscal years beginning after December 15, 2001. ITIS has elected to early adopt this statement.

During the year ended December 31, 2002, ITIS recorded a loss from disposal of business segments of $607,656 for the disposal of GoverNet Affairs and $487,177 for the disposal of Brief Reporter. (see note 7)

For the year ended December 31, 2002, losses related to the discontinued operations of GoverNet Affairs amounted to $163,317, and losses related to the discontinued operations of Brief Reporter amounted to $98,901. Losses from discontinued operations of $6,607,033 (including impairment charges in the amount of $6,529,053) were recorded for year ended December 31, 2002 for the disposal of the Internet Services operations of National Law Library.

NOTE 4-ASSETS HELD FOR SALE:

On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex sold their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. (see note 7) In May 2003, ITIS completed the sale by delivery of the Database assets of National Law Library and Brief Reporter. In prior periods, utilizing the deposit method of accounting, these assets have been carried on the balance sheet as "assets held for sale" and payments received on the sales contract have been carried as "deposits on Database sales contract." In completing delivery of the Database assets to JuriSearch, management believes the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale. Accordingly, in the quarter ended June 30, 2003, management recorded $2,423,750 as the sales price, representing the undiscounted guaranteed minimum payment total per the sales contract, and reclassified "assets held for sale" in the amount of $4,700,000 to the cost of the sale, resulting in a loss on disposal of business segments in the amount of $2,276,250. In addition, management recorded a note receivable from Jurisearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payments received in the amount of $400,183. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables by $319,402 using a 12% interest rate. As a result, the Statement of Operations reflects a net loss of $2,595,652 on disposal of business segments.

NOTE  5-BUSINESS  SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                            SEGMENT INFORMATION
                                            -------------------

TWELVE MONTHS ENDED                       LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
DECEMBER 31, 2003             NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
----------------------------  ----------  ------------  ---------  ----------  --------------
Database Management           $   46,065  $  (743,524)  $ 162,587  $1,632,218  $      233,977
Automated Litigation Support     471,707     (844,796)    425,528     328,070          42,458
Pharmacy Operations              306,305     (974,056)    366,684     199,240          40,102
                              ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.     $  824,077  $(2,562,376)  $ 954,799  $2,159,528  $      316,537
                              ==========  ============  =========  ==========  ==============

TWELVE MONTHS ENDED                       LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
DECEMBER 31, 2002             NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
----------------------------  ----------  ------------  ---------  ----------  --------------
Database Management           $  170,400  $  (746,217)  $ 595,046  $5,233,952  $      216,348
Automated Litigation Support      97,103   (2,328,696)    221,119   2,505,576         309,148
Pharmacy Operations               19,759     (665,058)     56,117     422,272          13,716
                              ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.     $  287,262  $(3,739,971)  $ 872,282  $8,161,800  $      539,212
                              ==========  ============  =========  ==========  ==============

NOTE  6-IMPAIRMENT  OF  LONG-LIVED  ASSETS:

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment of long-lived assets and long-lived asses to be disposed of by sale.

- Assets classified as held for sale are to be reported at the lower of their carrying amount or fair value less cost to sell, and, if at the date of commitment to the plan to sell the asset, the carrying amount of the assets to be sold exceeds the fair value of those assets less the cost to sell, an impairment loss should be recognized. Management hired an independent appraiser to prepare valuation estimates of future net cash flows projected over the twenty-five year life of the sales contract between Jurisearch Holdings, LLC and ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) (see note 4), and, based on these estimates, management recorded an impairment charge in the quarter ended September 30, 2002 in the amount of $6,529,053, which was recorded to "loss from operations of discontinued business segments." In determining the impairment charge, an assumed 37% income tax rate and 30% discount rate were applied to projected future cash flows from the sales contract to determine fair value of the assets held for sale.

- Assets classified as held and used require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, management has recorded impairment charges in the amount of $346,533 to software costs and other intangible assets as of December 31, 2003.

NOTE 7-ACQUISITIONS & DISPOSITIONS:

GoverNet  Affairs

On November 15, 1999, ITIS's board of directors approved the purchase of GoverNet Affairs, Inc., a Georgia corporation that owned and operated an Internet site and connected databases that provided subscribers with a Federal and state legislative tracking and monitoring system. In June 2002, management of ITIS transferred the customers of GoverNet Affairs to another provider for no monetary or other consideration and ceased operation of this subsidiary, which had never reached profitability. As a result, ITIS wrote off $593,529 in assets at June 30, 2002, representing the net book value of the developed technology of GoverNet Affairs, originally valued at $1,271,854. A loss on disposition of $607,656 was recorded in the quarter ended June 30, 2002. For the year ended December 31, 2002, losses related to the operations of GoverNet Affairs amounted to $163,317. These losses have been reported as "discontinued operations" in accordance with SFAS 144.

National Law Library Assets and Brief Reporter

On July 29, 2002 ITIS entered into an Asset Purchase Agreement with
American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At December 31, 2003, the principal balance owed by American Legal Data was $1,892,481. During the year ended December 31, 2003, $-0- and $112,000 were collected in principal and interest, respectively, related to this note.

Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at December 31, 2003, or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

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

On August 27, 2002, ITIS subsidiaries National Law Library, Brief Reporter and Litidex sold their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. The Asset Purchase Agreement includes a Security Agreement that grants to ITIS a security interest in all intellectual property, customers, equipment, machinery, furniture and fixtures, supplies and assets being purchased. Payments for the assets will be made monthly over the next twenty-five years based on a percentage of subscriber income, with guaranteed monthly minimums totaling in aggregate $2,423,750 over the first five years. At December 31, 2003, the outstanding balance of guaranteed payments amounted to $1,828,567.

Management has recorded a loss on disposition of the operations of Brief Reporter in the quarter ended September 30, 2002 in the amount of $487,177, which primarily represents the net book value of the Brief Reporter database content and developed technology. For the year ended December 31, 2002, losses related to the discontinued operations of National Law Library and Brief Reporter amounted to $77,980 and $98,901 respectively. These amounts and an impairment charge of $6,529,053 related to National Law Library and the operations of Brief Reporter have been reported as "discontinued operations" in accordance with SFAS 144.

PharmHouse Net Revenue Interest

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a

50% net revenue interest in an additional 4 pharmacies in exchange for additional funding of $500,000 to ITIS. As of December 31, 2003, Rainmaker has funded $2,139,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only one pharmacy is in operation as of the filing date of this Form 10-KSB, Rainmaker has honored all funding requests made by ITIS. Due to the related-party nature of this transaction and pursuant to EITF 88-18, management initially recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and recorded accrued interest payable in regard to this liability in the amount of $193,838 as of December 31, 2003. As of December 31, 2003, the partners of Rainmaker Ventures, Ltd. have acknowledged in writing that ITIS has no obligation to repay any of the $2,173,500 in sale proceeds, and management has reclassified the debt and the related accrued interest to additional paid-in-capital.

NOTE  8-NOTES  PAYABLE  AND  FINANCING  AGREEMENTS:

The following table summarizes the notes payable and financing agreements of ITIS excluding a disputed $500,000 note to Cootes Drive L.L.C. (see note 9).

                             DATE OF         DECEMBER 31,     DECEMBER 31,
LENDER                       ISSUANCE           2003             2002
---------------------------  -------------  --------------  --------------
Hunter M.A. Carr, CEO        May 2002       $   2,150,117   $   2,150,117
George A. Roberts, Director  May 2002           1,840,000       1,840,000
W. Allyn Hoaglund, Director  October 2000          50,000          50,000
W. Paul Thayer, Director     May 2002             182,500         182,500
Frost National Bank          February 2002         10,227          18,173
Houston RPM, L.C.            March 2002                 -         249,385
Houston RPM, L.C.            December 2003        282,833               -
Rainmaker Ventures, Ltd.     July 2002                  -       2,173,500
                                            --------------  --------------
                                                4,515,677       6,663,675
Less long-term portion to
Hunter M.A. Carr, CEO        May 2002          (2,150,117)     (2,150,117)
George A. Roberts, Director  May 2002          (1,840,000)     (1,840,000)
W. Paul Thayer, Director     May 2002            (182,500)       (182,500)
Frost National Bank          February 2002         (1,482)        (10,207)
Rainmaker Ventures, Ltd.     July 2002                  -      (2,173,500)
                                            --------------  --------------

Current portion of debt                     $     341,578   $     307,351
                                            ==============  ==============

As of December 31, 2003 and 2002, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $605,033 and $298,663 at December 31, 2003 and 2002, respectively. On May 22, 2002, a new note was issued to Mr. Carr in the amount of $2,150,117 as a renewal and consolidation of all prior notes. The note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Carr to purchase up to 2,464,977 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $99,074 related to the issuance of these warrants was recorded in May 2002.With respect to this note payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2005, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

On May 22, 2002, a note was issued to George A.Roberts in the amount of $1,840,000 as a renewal and consolidation of all prior notes payable to him. The note bears interest at the rate of 18% per year, and is payable on demand after one year.

In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 2,107,352 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $84,700 related to the issuance of these warrants was recorded in May 2002. With respect to this note payable, Dr. Roberts has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2005, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

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

On May 22, 2002, a note was issued to W. Paul Thayer in the amount of $182,500 as a renewal and consolidation of all prior notes payable to him. The note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 204,102 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $8,203 related to the issuance of these warrants was recorded in May 2002. With respect to this note payable, Mr. Thayer has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2005, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

In March 2002, ITIS wholly owned subsidiary National Law Library executed a promissory note for $425,000 in favor of Houston RPM, L.C. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing April 1, 2002. On April 17, 2002, National Law Library executed a new promissory note for $675,441 in favor of Houston RPM, L.C. This note refinanced $325,441 of the note dated March 1, 2002 in the original amount of $425,000, and provided $350,000 in new funding to National Law Library. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing May 17, 2002. At December 31, 2002, the total principal amount owed to Houston RPM, L.C. relating to this note was $249,385. On April 21, 2003, National Law Library executed a new promissory note for $200,000 in favor of Houston RPM, L.C. This note refinanced $75,127 of the note dated April 17, 2002 in the original amount of $675,441, and provided $124,873 ($126,061 less accrued interest of $1,188) in new funding to National Law Library. The note bore interest at 18% per year and was payable in monthly installments including principal and interest commencing May 21, 2003. As of December 31, 2003, this note was paid in full.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 pharmacies in exchange for additional funding of $500,000 to ITIS. As of December 31, 2003, Rainmaker has funded $2,139,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only one pharmacy is in operation as of the filing date of this Form 10-KSB, Rainmaker has honored all funding requests made by ITIS. Due to the related-party nature of this transaction and pursuant to EITF 88-18, management initially recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $193,838 as of December 31, 2003. As of December 31, 2003, the partners of

Rainmaker Ventures, Ltd. have acknowledged in writing that ITIS has no obligation to repay any of the $2,173,500 in sale proceeds, and management has reclassified the debt and the related accrued interest to additional paid-in-capital.

On December 2, 2003, ITIS wholly owned subsidiaries ITIS, Inc. dba
Litidex(R) and National Law Library executed a promissory note for $300,000 in favor of Houston RPM, L.C. The note bears interest at 18% per year, is payable in monthly installments including principal and interest commencing January 2, 2004, and is secured by assignment of the Asset Purchase Agreement between National Law Library, Brief Reporter and Jurisearch Holdings, LLC dated August 16, 2002 (see note 7). The amount of each monthly installment shall equal payments received pursuant to the Asset Purchase Agreement, but in no event shall the payment be less than $40,000 per month. Any unpaid principal and interest is due in full on August 2, 2004. As of December 31, 2003, the balance due to Houston RPM was $282,833.

During the year ended December 31, 2003, Hunter M.A. Carr, President,
Chief Executive Officer and Chairman of the Board of ITIS, and the partners of Rainmaker Ventures, Ltd., a Texas limited partnership in which Mr. Carr, W. Paul Thayer and George Roberts are limited partners, advanced $733,318 to ITIS on a short-term, non-interest bearing basis. Messrs. Carr, Thayer and Roberts are directors of ITIS.

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

NOTE 10-INCOME TAXES:

ITIS has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2003 and 2002, ITIS had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $31.2 million and $24.7 million, respectively, resulting in deferred tax asset amounts of $10.6 million and $8.4 million, respectively. These carryforwards begin to expire in 2018 through 2023. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit ITIS's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, ITIS may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since ITIS has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

NOTE 11-COMMITMENTS AND CONTINGENCIES:

Leases

ITIS leases its office space under the terms of operating leases. ITIS is committed to making monthly payments of $7,298 under a lease agreement for corporate office space that expires in June 2004. PharmHouse leases office space pursuant to a lease agreement requiring monthly payments of $595 through December 2003, and $695 monthly thereafter on a month-to-month basis. Rent expense under operating leases was $171,054 and $170,993 for the years ended December 31, 2003 and 2002, respectively.

Future minimum lease payments under operating leases are:

          2004              81,617
          2005              31,458
          2006              17,686
                           -------
          Total            130,761
                           =======

Litigation

On January 26, 2001, in order to protect ITIS and its stockholders, ITIS filed a lawsuit in United States District Court for the Southern District of Texas, Houston Division, against Southridge Capital Management and several other defendants, including Cootes Drive LLC, an alleged "straw man," for damages resulting from alleged stock manipulation, federal securities law violations, civil RICO, fraud, violations of Texas securities laws and other Texas statutes, and conspiracy. The case also alleges misrepresentations by co-conspirators in connection with certain funding transactions by the defendants with ITIS. All defendants filed a joint motion to transfer this case to New York to be consolidated with the lawsuit filed against us, described below. The United States District Judge granted this motion and the case has been transferred to the Southern District of New York. The defendants filed motions to dismiss the case, and on July 17, 2002, the Judge issued an opinion refusing dismissal, which stated: "the court is fully prepared to assist the parties in moving this case forward to trial without undue delay."

On February 5, 2001, Cootes Drive LLC filed a suit against ITIS in the
Southern District of New York alleging breach of one of the financing agreements with us for our failure to honor a conversion of its preferred shares to common stock. The suit seeks monetary damages of $5,000 per day and seeks to compel ITIS to issue shares of common stock to Cootes Drive LLC. ITIS filed an answer to this lawsuit. Cootes Drive LLC amended its complaint in order to add allegations that ITIS is in default on a $500,000 promissory note in favor of Cootes Drive LLC (the alleged default occurring after ITIS filed suit against Cootes Drive LLC and others); that ITIS has not honored a notice of redemption of preferred shares held by Cootes Drive LLC in the amount of $2,214,012 (allegedly occurring after the filing of ITIS's suit against Southridge Capital Management, Cootes Drive LLC, and others); and that ITIS defrauded Cootes Drive by failing to disclose material information with respect to the background of an officer and a director of ITIS. ITIS's answer was timely filed on July 20, 2001. The preferred shares and the associated funding transactions at issue are the subject matter of ITIS's suit against Southridge Capital Management and others. ITIS intends to defend this case vigorously. This case was consolidated with the ITIS case (above) and the parties were realigned so that ITIS is the plaintiff and Cootes Drive is the defendant. John M. O'Quinn, our Texas-based litigation counsel, represents ITIS and our directors, if necessary, in this lawsuit.

On July 7, 2003, Judge Robert Carter of the Southern District of New York issued an opinion dismissing ITIS's claims of violations of federal and state securities laws and regulations, stock manipulation, breach of contract, and tortious interference against Southridge Capital Management LLC and others. The dismissal was based on actions of the lawyers representing ITIS and was a sanction for the lawyers' conduct. Management of ITIS believes this sanction is inappropriate for the conduct alleged, particularly because it was not based on the conduct of ITIS, and because there was no prior sanction before the "death penalty." ITIS appealed the matter to the Second Circuit Court of Appeals, and on April 22, 2004, the appeal was dismissed based on lack of jurisdiction because the defendants have unresolved claims. The case is again pending before Judge Carter, and several motions await his ruling. The opinion is available on our Website, www.itisinc.com.

On June 4, 2001, Cootes Drive LLC filed a suit in Delaware against certain directors of ITIS on behalf of itself as a holder of preferred stock and allegedly derivatively on behalf of ITIS, alleging that the directors breached their fiduciary duty to the stockholders by approving repayment in common stock of loans made to ITIS by its directors. This suit was filed in the Court of Chancery of Delaware in and for New Castle County. The suit was dismissed by Order of the Court entered February 15, 2002 based on refusal of Cootes Drive to produce documents requested in discovery.

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

On April 11, 2002, ITIS entered into an agreement with a vendor pursuant to which ITIS issued 25,714 shares of restricted common stock, valued at $18,000, as consideration for professional services rendered during the 1st quarter of 2001.

On September 6, 2002, at the recommendation of the Compensation Committee and with the approval of the Board of Directors, ITIS issued 1,214,001 shares of restricted common stock, valued at $485,600, to members of its Board of Directors and key employees as compensation for services rendered and in payment of accrued but unpaid directors fees and expenses as follows:

                                            Number of
Recipient                                   Shares     Value
------------------------------------------  ---------  --------
Hunter M.A. Carr, President and CEO           175,000  $ 70,000
George A. Roberts, Director                   119,324    47,729
W. Paul Thayer, Director                      125,000    50,000
W. Allyn Hoaglund, Director                   120,000    48,000
Kelley V. Kirker, Director and COO            152,177    60,871
Walter B. Rae, Director                       117,500    47,000
Donald W. Sapaugh, past Director               80,000    32,000
K. Charles Peterson, General Counsel           87,500    35,000
Carol A. Wilson-Story, Corporate Secretary     75,000    30,000
Kara A. Kirker, Corporate Treasurer            50,000    20,000
Joanna Hoover, CFO                             75,000    30,000
Michael Hluchanek, Chief Programmer            37,500    15,000
                                            ---------  --------

                                            1,214,001  $485,600
                                            =========  ========

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

Through December 2000, holders of 138.92 shares of Series A convertible preferred stock converted the preferred shares to 313,715 shares of common stock. At December 31, 2003 and 2002, 161.08 shares of Series A convertible preferred stock remain outstanding.

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

Also, on March 26, 1999, the board of directors and the majority stockholders approved the 1999 Director Option Plan. The Director Plan provides for automatic grants of stock options to non-employee directors. ITIS has reserved 20,000 shares of common stock for the grant of options under the Director Plan, subject to anti-dilution adjustments. As of December 31, 200, 11,500 options were due to non-employee directors under the Director Option Plan; however, no options had been issued under either the Stock Option Plan or the Director Option Plan.

At the September 2001 annual meeting, stockholders ratified the 2001 Executive Stock Option Plan which had been approved by the board of directors in March 2001.Under the Plan, the stock option committee of the board of directors, consisting of at least two non-employee members of the board of directors, may grant stock options to purchase up to 700,000 shares of common stock of ITIS (either incentive or non-qualified stock options) to employees of ITIS or its subsidiary corporations. The stock option committee has discretion to determine the terms and conditions upon which the options may be exercised. In 2001, the stock option committee of the board of directors approved the issue of 155,000 stock options under the Executive Stock Option Plan.

ITIS granted certain stock options and warrants outside both the Stock Option Plan and the Director Option Plan during the year ended December 31, 2002 as summarized below. There were no stock options or warrants granted during the year ended December 31, 2003.

                             Year Ended             Year Ended
                       ---------------------  ---------------------
                         December 31, 2003      December 31, 2002
                       ---------------------  ---------------------
                       Weighted               Weighted
                       Average                Average
                       Exercise   Number of   Exercise   Number of
                       Price      Shares      Price      Shares
                       ---------  ----------  ---------  ----------
Options Outstanding,
  Beginning of Period  $    3.01  5,217,688   $   27.10    443,257
Options Granted        $       -          -   $    0.77     60,000
Warrants Granted       $       -          -   $    0.96  4,776,431
Options Cancelled      $   26.02    (15,757)  $   15.08    (62,000)
Options Exercised              -          -           -          -
                                  ----------             ----------
Options Outstanding,
  End of Period        $    2.94  5,201,931   $    3.01  5,217,688
                                  ==========             ==========
Options Exercisable,
  End of Period        $    2.94  5,201,931   $    3.01  5,217,688
                                  ==========             ==========

     Other information regarding stock options outstanding at December 31, 2003 is as follows:

                                Options  Outstanding  Options  Exercisable
                                --------------------  --------------------
                                           Weighted              Weighted
                    Remaining              Average               Average
Range of Exercise   Life        Number of  Exercise   Number of  Exercise
      Price         (Years)     Shares     Price      Shares     Price
------------------  ----------  ---------  ---------  ---------  ---------
$   .77-1.50           1.3-2.5  4,866,431  $    0.96  4,866,431  $    0.96
$   30.00-35.60        1.3-5.3    325,000  $   31.11    325,000  $   31.11
$   45.00-51.90        1.6-3.7     10,500  $   47.96     10,500  $   47.96

On March 1, 2002, ITIS issued stock options to Merit Financial, Inc. to purchase 60,000 shares of ITIS's common stock at an exercise price defined as the market price of the stock on the date that the option is exercised, less fifteen percent. These options were issued in exchange for consulting services previously provided to ITIS, and related expense of $45,900 was recorded in March 2002.

On May 22, 2002, in conjunction with the renewal and consolidation of various notes payable to Hunter M.A. Carr, W. Paul Thayer, and George A. Roberts (see note 8), ITIS cancelled any and all rights to convert principal and interest of prior notes payable to them to common stock and instead issued warrants to Carr, Thayer and Roberts to purchase up to

2,464,977, 204,102, and 2,107,352 shares of common stock, respectively, at $.96 per share. Expense of $191,977 and an equal amount of equity related to issuance of these warrants was recorded in May 2002.

NOTE  14-CONDITIONS  AFFECTING  ONGOING  OPERATIONS:

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that revenues to be generated by the automated litigation support services of Litidex(R) and the PharmHouse stores are critical in providing some of the funds necessary to continue company operations and to remain in business. However, the litigation support services of Litidex(R) are temporarily suspended as we attempt to renegotiate our service contracts, and the pharmacy operations of PharmHouse have not yet produced positive cash flow. It is possible that revenues from these subsidiaries may never be sufficient to meet company needs. Management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex(R), PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of May 7, 2004, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity.

As reflected in the accompanying financial statements, ITIS has incurred $36,359,414 in losses since inception and has used significant amounts of cash
in operating the company.   Our current working capital is not sufficient to
cover cash requirements for the 2004 fiscal year or to bring the Company to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

NOTE  15-SUBSEQUENT  EVENTS:

Notes  Payable  and  Financing  Agreements

On March 15, 2004, ITIS Inc. dba Litidex(R) and National Law Library executed a new promissory note for $307,451 to Houston RPM, L.C. This note refinanced $207,451 of the note dated December 2, 2003, and provided $100,000 in new funding to National Law Library. The note bears interest at 18% per year, and is secured by assignment of the Asset Purchase Agreement between National Law Library, Brief Reporter and Jurisearch Holdings, LLC dated August 16, 2002 (see note 7). The amount of each monthly installment shall equal payments received pursuant to the Asset Purchase Agreement, but in no event shall the payment be less than $32,500 per month. Any unpaid principal and interest is due in full on November 15, 2004.

On May 4, 2004, ITIS subsidiary National Law Library executed a promissory note for $100,000 to Frost National Bank, Houston, Texas. The note bears interest at 4.5% and is payable in one principal payment plus accrued interest on August 2, 2004. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

NOTE 16 - RESTATEMENT OF PREVIOUSLY REPORTED STATEMENTS OF OPERATIONS

ITIS recognized revenue from services performed by its litigation support division based on agreements signed prior to December 31, 2002 with its largest customer. Subsequent to December 31, 2002, management received an agreement in April 2003 that asserted the payment for the services performed by ITIS were contingent upon the customer collecting for such services. Management disputes the alleged agreement; however, management has determined that based on the contingency and lack of collection, revenue should not have been recognized and has restated revenues for the year ended December 31, 2002.

A summary of the restatement is as follows:

                                         FOR THE YEAR ENDED DECEMBER 31, 2002
                                     --------------------------------------------
                                      As previously   Restatement        As
                                        reported      adjustments     restated
                                     ---------------  ------------  -------------
Shareholder's deficit:
  Accumulated deficit                $  (29,836,383)     (710,701)  $(30,547,084)

Revenues                             $      997,963      (710,701)  $    287,262
Net loss attributable to common
  shareholders                       $  (11,325,667)     (710,701)  $(12,036,368)

Basic and diluted loss attributable
  to common shareholders per
  common share                       $        (2.62)        (0.17)  $      (2.79)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 24, 2003, Fitts, Roberts & Co., P.C. was dismissed as the independent accountants for ITIS, and Malone & Bailey, PLLC was appointed as the Company's new independent accountants. Fitts, Roberts & Co., P.C. has audited the Company's accounts since September 30, 2002. The most recently audited consolidated financial statements are for the year ended December 31, 2002.

The Company's Board of Directors approved this action.

The December 31, 2002 audit report of Fitts, Roberts & Co., P.C. did not contain a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles; however it did contain the following emphasis paragraph for an uncertainty:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a deficit equity position of $1.3 million at December 31, 2002 and incurred net losses of $11.3 and $7.4 million during 2002 and 2001. These and other conditions, more fully described in Note 15, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence."

During fiscal 2002 and 2003 from the date Fitts, Roberts & Co., P.C. was hired on September 16, 2002 through the date of their dismissal, there were no disagreements other than the following on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Fitts, Roberts & Co., P.C., would have caused it to make reference to the subject matter of the disagreement in connection with its report on the financial statements of the Company for such period.

The Company's primary asset is a database, the National Law Library Database ("NLL Database"). Based on a sales agreement the Company entered in August 2002 with a third party, which did not meet the accounting criteria to be recorded as a sale, the asset was classified as "held for sale" at both September 30, and December 31, 2002. The sales transaction was deemed a "triggering event," and management performed an impairment review of the NLL Database as of September 30, 2002. Based on this review, management determined no impairment charge was required at September 30, 2002, and carried the NLL Database at cost ($11,229,053) in the Company's September 30, 2002, Form 10-Q. During their review of the third quarter 10-Q, Fitts, Roberts & Co., P.C. concurred with the reasonableness of management's impairment review, but indicated that for the year-end audit, they believed an independent appraisal would be required in the determination of the fair value of the NLL Database.

Management arranged for the independent appraisal of the NLL Database as of December 31, 2002. During the appraisal process, there was disagreement regarding management's initial instructions to the independent appraiser concerning assumptions the appraiser should make and regarding the inclusion of possible tax benefits in the fair value of the NLL Database. These disagreements were ultimately resolved, and as a result, the NLL Database was written down pursuant to Statement of Financial Accounting Standards No. 144 as of December 31, 2002, by $6,529,053 to a new carrying value of $4,700,000. The Company restated its September 30, 2002, Form 10-Q to record an impairment charge of $6,529,053 for the NLL Database held for sale in that quarter.

Management does not consider the foregoing matters to be "disagreements". Neither the audit committee nor the full board of directors discussed the foregoing matters directly with Fitts, Roberts & Co., P.C., although the audit committee was informed, both by management and Fitts, Roberts & Co., P.C., of the effect of the resolution of these items. Management authorized Fitts, Roberts & Co., P.C. to respond fully to all inquiries of Malone & Bailey, PLLC concerning any and all matters, with no limitations thereon.

During 2001 and 2002 and also during the interim period from January 1 through April 24, 2003, we did not consult with Malone & Bailey, PLLC regarding the application of accounting principles, the type of audit opinion, any matter that was the subject of a disagreement, or any reportable event.

ITEM 8A. CONTROLS AND PROCEDURES

The Company has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the year covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company's internal controls or in other factors during or since the end of the fiscal year covered by this report that have had a material affect or are reasonably likely to have a material affect on internal controls subsequent to the end of the year covered by this report.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

There are currently six directors on our board of directors. Our board of directors is divided into three classes with staggered three-year terms.

The following table sets forth certain information concerning our directors and executive officers who were either serving or had been chosen to serve in this capacity as of April 30, 2004:

NAME                 AGE  POSITION WITH ITIS
-------------------  ---  -------------------------------------------------------
Hunter M.A. Carr. .   56  Chairman of the Board of Directors, President and Chief
                          Executive Officer

W. Allyn Hoaglund .   56  Director, Chairman of Audit Committee, Chairman of
                          Litigation Committee

Kelley V. Kirker. .   44  Director and Chief Operations Officer

George A. Roberts .   85  Director and member of Compensation Committee

W. Paul Thayer. . .   84  Director and Chairman of Compensation Committee

Walter B. Rae . . .   76  Director and member of Audit Committee

K. Charles Peterson   60  General Counsel


Kara A. Kirker. . .   41  Treasurer, and Chief Financial Officer and Treasurer of
                          National Law Library

Joanna Hoover . . .   54  Chief Financial Officer

Carol Ann Wilson. .   62  Corporate Secretary

HUNTER M.A. CARR is 56 years old and has been a director since March 30, 1999.Mr. Carr has been our chairman of the board of directors, president and chief executive officer since March 30, 1999. He is the founder of National Law Library, Inc. and has served as chairman of the board and president of National Law Library since its founding in November 1998. From April 1994 until July 1999, Mr. Carr served as chairman of the board and chief executive officer of ITIS, Inc. (Litidex(R)), a Texas corporation in which he was the sole stockholder at that time. In July 1999, Mr. Carr resigned as chief executive officer of Litidex(R), and in April 2000 the Texas corporation became a wholly owned subsidiary of ITIS. Mr. Carr was re-elected as CEO of Litidex(R) in May 2002 and resigned in January 2004. Mr. Carr serves as a director of IExalt, Inc.

W. ALLYN HOAGLUND is 56 years old and has been a director since July 27, 2000. An experienced trial attorney in Houston, Texas, Mr. Hoaglund concentrates his law practice on civil matters, including personal injury, malpractice, products liability, condemnation law, and major commercial litigation. He has been in solo practice since 1987, having previously been associated with both Vinson & Elkins and Helm, Pletcher & Hogan. Mr. Hoaglund holds a B.A. from Louisiana State University and a J.D. from the University of Houston Law Center and is admitted to practice before the United States Supreme Court. He is board certified in Civil Trial Law by the Texas Board of Legal Specialization. He is a member of Phi Alpha Delta and the Order of the Barons, and a Fellow of the Houston Bar Foundation.

KELLEY V. KIRKER is 44 years old and has been a director since March 30, 1999. Mr. Kirker served as one of our vice presidents from June 15, 1999 until July 13, 1999. He has also served as a director of National Law Library since July 1, 1999. On October 1, 1999, Mr. Kirker was appointed chief executive officer of ITIS Litidex. In May 2002, he resigned as chief executive officer of ITIS Litidex and became president and chief executive officer of OnPoint Solutions Inc. Prior to that, since April 1994, he served as president and chief operating officer of ITIS Litidex. From 1987 until 1994, he was employed by MLSI, Inc., a company engaged in litigation support service and owned by Mr. Carr. Prior to 1987, Mr. Kirker was employed for approximately five years by Texaco, Inc. in its computer information service area.

GEORGE A. ROBERTS is 85 years old and has been a director since January 1, 2000. Dr. Roberts served Teledyne, Inc. in various positions from 1966 until his retirement in 1993. He began his service as president, became chief executive officer and president in 1986, was elected vice chairman of the board and chief executive officer in 1991, and became chairman of the board in 1991. Prior to that time, from 1941 until 1966, Dr. Roberts was employed by the Vasco Metals Corporation, first as research metallurgist, as chief metallurgist in 1945, as vice president-technology in 1953, and was elected president in 1961.

Dr. Roberts is a member of the National Academy of Engineering, and a fellow of The American Society for Metals, The Metallurgical Society and The Society of Manufacturing Engineers. He is also a life trustee of the Carnegie-Mellon University. In 1980, he was awarded the Carnegie-Mellon University Distinguished Achievement Award. In 1984, Dr. Roberts received an award from the National Conference of Christians and Jews for distinguished service in the field of human relations, and he also received the 1984 Americanism Award from the Boy Scouts of America. Dr. Roberts is a director of Argonaut Group Inc.

W. PAUL THAYER is 84 years old and has been a director since December 22, 1999. Mr.Thayer's background provides a wealth of experience from which he can draw as a director. From 1983 to 1984, he served in the Reagan Administration as Deputy Secretary of Defense and received many awards for his service. Prior to this time, from 1970 to 1983, Mr. Thayer served as chairman of Ling-Temco-Vought in Dallas, Texas. Mr. Thayer graduated number one in his Navy Aviation Cadet Class. He later served as a test pilot, combat ace, commercial airline pilot, and he flew around the world in 1993. Mr. Thayer was a U.S. Navy combat ace in World War II and an experimental test pilot. He was the first pilot to break the sound barrier in a production Navy fighter. In 1994, he was inducted into the Navy Experimental Test Pilots Hall of Fame, and he is a past recipient of the J.
H. Doolittle Award and the Kitty Hawk Award. Among his many other honors are the Distinguished Flying Cross, two presidential citations, and the distinguished Horatio Alger Award. Mr. Thayer's notable community service includes the Robert
M. Thompson Navy League Award for outstanding civilian leadership, the University of Kansas Distinguished Service Citation for outstanding achievements and service to mankind, and the Air Force Medal and Decoration for Exceptional Civilian Service. In addition, Mr. Thayer is a past chairman of the Chamber of Commerce of the United States and of the National Corporate Advisory Board of the Vietnam Veterans Memorial Fund.

WALTER B. RAE is 76 years old and has been a director since June 20, 2002. Mr. Rae's business career began with Minnesota Mining & Manufacturing Company, where he served as Southern Sales Manager of its Reflective Products Division. From 3M he became General Manager of Wetmore & Co., a large creative printer in Houston, and later founded Screen Graphics, Inc., a silk screen printing company that grew to a large graphics company. Screen Graphics, Inc. was ultimately sold to Lighting Systems, Inc., a publicly traded company. Mr. Rae retired in 1991 and has consulted with graphics companies since that time.

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

JOANNA HOOVER joined us on May 1, 2000, after having served as outside Certified Public Accountant for ITIS and its related entities since 1994. Ms. Hoover has been in the practice of public accounting since 1973 and was a shareholder/partner in the Houston accounting firm of Nommensen, Hoover & Williams, P.C. from 1985 until 2000. In addition to being a certified public accountant, she holds licenses in the fields of insurance, securities and investments. On June 6, 2000, Ms. Hoover became our Chief Financial Officer. Since October 2003, Ms. Hoover has also served as acting Chief Financial Officer for NutraCea, a publicly-held health science company focused on the development and distribution of products based on the use of stabilized rice bran and proprietary rice bran formulations.

CAROL ANN WILSON-STORY joined us as Secretary and Vice President of Content and Secretary for National Law Library in June 1999. Since July 2000 she has served as Corporate Secretary for ITIS and worked exclusively in ITIS's executive offices. From September 1995 to April 1999, Ms. Wilson served as the legal secretary and personal assistant to John M. O'Quinn, P.C. From 1980 to 1995, she was the legal secretary to Joe H. Reynolds. Since 1985, Ms. Wilson has been an active member and speaker in various state and national legal secretarial and paralegal organizations. She is the author of Plain Language Pleadings (Prentice Hall 1996), and has been published in national trade journals and other publications. She is active in Plain Language Association International, Legal Secretaries International Inc., and Gulf Coast Mensa.

Family Relationships

Kara A. Kirker is a niece by marriage of Hunter M.A. Carr. Kelley V. Kirker is married to Ms. Kirker.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of ITIS consists of Walter B. Rae and W. Allyn Hoaglund, each of whom is an independent director pursuant to Rule 4200(a)(15) of the NASD's listing standards. ITIS does not have a financial expert serving on its audit committee, as the Company has been unable to attract a qualified financial expert to serve on its audit committee at the present time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that ITIS's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the SEC. ITIS believes, based solely on a review of the copies of such reports furnished to ITIS during the fiscal year ended December 31, 2003, that all Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person.

Code  of  Ethics

All members of the management team of ITIS, including our Chief Executive Officer, Chief Financial Officer, Controller and others, adopted an Executive Code of Ethics on January 1, 2003. Our Board of Directors approved the code on March 6, 2003. Our Executive Code of Ethics may be viewed by going to our Website, www.itisinc.com. Upon request, a copy of the code of ethics will be
         ---------------
provided without charge upon written request to ITIS Holdings Inc., P. O. Box 41939, Houston, Texas 77241.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid by ITIS directly to certain executive officers during the fiscal years ended December 31, 2001, 2002 and 2003. Apart from these officers, ITIS did not pay any other executive officers an annual salary and bonus exceeding $100,000 during these periods.

                                                  SUMMARY COMPENSATION TABLE
                                 FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                        ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                 --------------------------------  ---------------------------------
                                                                            AWARDS          PAYOUTS
                                                                   -----------------------  --------
                                                        OTHER      RESTRICTED   SECURITIES                 ALL
NAME AND PRINCIPAL                                     ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
POSITION                   YEAR   SALARY    BONUS   COMPENSATION     AWARDS      OPTIONS    PAYOUTS   COMPENSATION
-------------------------  ----  --------  -------  -------------  -----------  ----------  --------  -------------
Hunter M.A. Carr,          2003  $142,500  $     -  $           -  $         -           -  $      -  $           -
  Chairman of the Board,   2002  $182,250  $     -  $           -  $    60,000           -  $      -  $           -
  President and Chief      2001  $180,000  $     -  $           -  $         -           -  $      -  $           -
  Executive Officer
Kelley V. Kirker,          2003  $120,000  $     -  $           -  $         -           -  $      -  $           -
  Chief Operating Officer  2002  $121,500  $     -  $           -  $    50,000           -  $      -  $           -
  of ITIS Holdings and     2001  $120,000  $     -  $           -  $         -           -  $      -  $           -
  President of OnPoint
  Solutions
Joanna Hoover,             2003  $116,250  $     -  $           -  $         -           -  $      -  $           -
  Chief Financial Officer  2002  $121,000  $     -  $           -  $    30,000           -  $      -  $           -
                           2001  $120,000  $     -  $           -  $         -           -  $      -  $           -

During the year ended December 31, 2003 ITIS did not grant any stock options or stock appreciation rights.

There were no exercises of stock options by employees of ITIS during the year ended December 31, 2003. The number and value of securities underlying unexercised options held on December 31, 2003 is as indicated below.

                                                   NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                     SHARES                      OPTIONS AT END OF PERIOD        AT END OF PERIOD (2)
                    ACQUIRED        VALUE      ----------------------------  -----------------------------
NAME               ON EXERCISE  REALIZED (1)   EXERCISABLE   UNEXERCISEABLE  EXERCISABLE    UNEXERCISABLE
-----------------  -----------  -------------  ------------  --------------  ------------  ---------------
DECEMBER 31, 2003

Hunter M.A. Carr             -  $           -     2,589,977               -  $          -  $             -

(1) Based on the difference between the option exercise prices and the closing sale prices of $.05 and $.10 of our common stock as reported on the over-the-counter bulletin board on December 31, 2003 and 2002, respectively, multiplied by the number of shares underlying the options.

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

In December 1999, the board of directors approved outside director compensation in the form of awards of our common stock. These awards were to be for 25,000 shares of our common stock payable to each outside director at the beginning of each year of service. In August 2002, the board of directors approved a change to outside director compensation as follows:

     - Director fees were changed from 25,000 shares per year to $25,000 in shares per year

     - Committee fees were established to compensate the chairman with an additional $15,000 in shares per year, a member with an additional $12,000 in shares per year

In September 2002 we issued a total of 261,324 shares of our common stock, valued at $192,730, to outside directors. No shares of common stock were issued to directors in 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of May 7, 2004 regarding the beneficial ownership of our common stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of common stock,
(ii) by each director, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws. The mailing address for each person identified below is c/o ITIS Holdings Inc.,
P. O. Box 41939, Houston, Texas, 77241.

                                       BENEFICIALLY       OUTSTANDING
NAME                                   OWNED              SHARES (1)
Hunter M.A. Carr                          4,384,245  (2)         54.2%
Kelley V. Kirker                            310,657  (3)          5.7%
Paul Thayer                                 406,602  (4)          7.1%
George A. Roberts                         2,256,676  (5)         29.7%
Walter B. Rae                               132,500               2.4%
W. Allyn Hoaglund                           130,000               2.4%
K. Charles Peterson                          98,567               1.8%
Joanna Hoover                                82,500               1.5%
Carol Ann Wilson                             77,848               1.4%
                                       ------------       ------------

All officers and directors as a group     7,879,595  (6)         75.8%
                                       ============       ============

(1) Percentage of beneficial ownership is based on 5,495,743 shares of common stock outstanding as of May 13, 2004. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of April 23, 2004, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Includes options and warrants to purchase 2,589,977 common shares that are currently exercisable.

(3) Includes 85,000 shares held by Mr. Kirker's spouse, as to which Mr. Kirker disclaims beneficial ownership.

(4) Includes warrants to purchase 204,102 common shares that are currently exercisable.

(5) Includes warrants to purchase 2,107,352 common shares that are currently exercisable.

(6) Includes options and warrants to purchase 4,901,431 common shares that are currently exerciseable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2003 and 2002, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $605,033 and $298,663 at December 31, 2003 and 2002, respectively. On May 22, 2002, a new note was issued to Mr. Carr in the amount of $2,150,117 as a renewal and consolidation of all prior notes. The note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Carr to purchase up to 2,464,977 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $99,074 related to the issuance of these warrants was recorded in May 2002.With respect to this note payable, Mr. Carr has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2005, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

On May 22, 2002, a note was issued to George A.Roberts in the amount of $1,840,000 as a renewal and consolidation of all prior notes payable to him. The note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Dr. Roberts to purchase up to 2,107,352 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $84,700 related to the issuance of these warrants was recorded in May 2002. With respect to this note payable, Dr. Roberts has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2005, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

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

On May 22, 2002, a note was issued to W. Paul Thayer in the amount of $182,500 as a renewal and consolidation of all prior notes payable to him. The note bears interest at the rate of 18% per year, and is payable on demand after one year. In connection with the new note, ITIS issued detachable warrants to Mr. Thayer to purchase up to 204,102 shares of common stock of ITIS at $.96 per share and cancelled any and all rights to convert principal and interest of the prior notes to common stock. Expense of $8,203 related to the issuance of these warrants was recorded in May 2002. With respect to this note payable, Mr. Thayer has provided written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2005, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, the note has been classified as long-term.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse entered into a Purchase Agreement and Grant of Net Revenue Interest with Rainmaker Ventures, Ltd., a Texas limited partnership in which Hunter M.A. Carr, W. Paul Thayer and George Roberts are limited partners. Messrs. Carr, Thayer and Roberts are directors of ITIS and Mr. Carr is the President, Chief Executive Officer, and Chairman of the Board of ITIS. Under the terms of the Purchase Agreement, Rainmaker committed to fund up to $2,500,000 to ITIS in exchange for a 50% interest in the net revenues of the first 14 pharmacy locations opened by PharmHouse. The Purchase Agreement also grants to Rainmaker an option to acquire a 50% net revenue interest in an additional 4 pharmacies in exchange for additional funding of $500,000 to ITIS. As of December 31, 2003, Rainmaker has funded $2,139,500 of the $2,500,000 purchase price. Although it is the intent of the parties that a material amount of the purchase price will be used for the purpose of constructing and opening separately licensed pharmacy locations, the Agreement does not place any restrictions on the use of such funds by ITIS. The amount of funding of the $2,500,000 is dependent upon the opening of at least one separately licensed specialty medication pharmacy for each $166,667 invested by Rainmaker as of the date of the funding request. While only one pharmacy is in operation as of the filing date of this Form 10-KSB, Rainmaker has honored all funding requests made by ITIS. Due to the related-party nature of this transaction and pursuant to EITF 88-18, management initially recorded the funding from Rainmaker as a long-term liability of ITIS rather than as deferred revenue, and has recorded accrued interest payable in regard to this liability in the amount of $193,838 as of December 31, 2003. As of December 31, 2003, the partners of Rainmaker Ventures, Ltd. have acknowledged in writing that ITIS has no obligation to repay any of the $2,173,500 in sale proceeds, and management has reclassified the debt and the related accrued interest to additional paid-in-capital.

During the year ended December 31, 2003, Hunter M.A. Carr, President,
Chief Executive Officer and Chairman of the Board of ITIS, and the partners of Rainmaker Ventures, Ltd., a Texas limited partnership in which Mr. Carr, W. Paul

Thayer and George Roberts are limited partners, advanced $733,318 to ITIS on a short-term, non-interest bearing basis. Messrs. Carr, Thayer and Roberts are directors of ITIS.
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following documents are filed as exhibits to the Form 10-KSB of ITIS Holdings Inc. and incorporated by reference.

EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
2.1      Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National
         Law Library and the stockholders of National Law Library  (incorporated by reference to Exhibit
         A to ITIS's Form 8-K filed on April 2, 1999).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
2.10     Stock Purchase Agreement by and between ITIS and Jeremiah Kane, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit
         2.10 to the Registrant's Form 8-K filed on October 16, 2000).

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

3.1      Articles of Incorporation of ITIS Holdings Inc.

3.2      Articles of Amendment of ITIS Holdings Inc.

3.3      Bylaws of ITIS Holdings Inc.

3.4      Amendment No. 1 to Bylaws of ITIS Holdings Inc.

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
10.5     Management and Financial Services Agreement between National Law Library and ITIS, effective
         March 1, 1999 (incorporated by reference to Exhibit 10.5 to ITIS's Form 10-K filed on October 13,
         1999).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
10.19    Warrant to purchase 250,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated
         November 20, 2000 (incorporated by reference to Exhibit 10.19 to ITIS's Form S-1 filed on
         December 22, 2000).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
10.31    Purchase of Net Revenue Interest agreement dated July 1, 2002, by and among ITIS Inc.,
         PharmHouse Inc. and Rainmaker Ventures, Ltd. (incorporated by reference to Exhibit 2.1 to ITIS'S
         Form 8-K filed on July 15, 2002)

10.32    Asset Purchase Agreement dated August 27, 2002 by and between ITIS, Inc., National Law
         Library, Inc. and Brief Reporter, LLC and JuriSearch Holdings, LLC (incorporated by reference to
         Exhibit 2.15 to ITIS'S form 8-K filed on September 11, 2002)

14.1     Executive Code of Ethics dated January 1, 2003

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

16.4     Letter, dated May 20, 2003 from Fitts, Roberts & Co., P.C. to the Securities and Exchange
         Commission (incorporated by reference to Exhibit 16.4 to ITIS's Form 8-K filed on May 21, 2003)

21       Subsidiaries of ITIS.

31.1     Certification of Hunter M.A. Carr, Chief Executive Officer, pursuant to Rule 13a-15(e) and 15d-
         15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Joanna Hoover, Chief Financial Officer, pursuant to Rule 13a-15(e) and 15d-15(e)
         as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Hunter M.A. Carr, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Joanna Hoover, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company's independent public accountants for the audit of the Company's financial statements for the fiscal year ended December 31, 2003 and 2002 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were $52,000 and $93,654, respectively.

Audit-Related Fees

There were no fees billed for other audit-related services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2003 and 2002.

Tax Fees

There were no fees billed for tax services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2003 and 2002.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant during the fiscal years ended December 31, 2003 and 2002.

The Audit Committee considered whether, and has determined that, the provision of services by the Company's independent public accountants is compatible with maintaining the independent accountant's independence. At the present time, all tax and related consulting services are being provided by accountants other than the Company's independent public accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13 day of May 2004.

                                        ITIS Holdings Inc.

                                        By: /s/ Hunter M.A. Carr
                                          ----------------------
                                        Hunter M.A. Carr
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hunter M.A. Carr    Chairman of the Board, President and Chief Executive   May 13, 2004
--------------------    Officer (Principal Executive Officer)
Hunter M.A. Carr

 /s/ Kelley V. Kirker   Director, President of ITIS, Inc. (Texas)              May 13, 2004
----------------------
Kelley V. Kirker

 /s/ George A. Roberts  Director                                               May 13, 2004
----------------------
George A. Roberts

 /s/ W. Paul Thayer     Director                                               May 13, 2004
----------------------
W. Paul Thayer

 /s/ W. Allyn Hoaglund  Director                                               May 13, 2004
----------------------
W. Allyn Hoaglund

/s/ Walter B. Rae       Director                                               May 13, 2004
----------------------
Walter B. Rae

 /s/ Joanna Hoover      Chief Financial Officer (Principal Financial and       May 13, 2004
----------------------  Accounting Officer)
Joanna Hoover

EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
2.1      Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National
         Law Library and the stockholders of National Law Library  (incorporated by reference to Exhibit
         A to ITIS's Form 8-K filed on April 2, 1999).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
2.11     Stock Purchase Agreement by and between ITIS and John McHugh, dated July 27, 2000, as amended by that amendment dated effective October 1, 2000 (Incorporated by reference to Exhibit
         2.11 to the Registrant's Form 8-K filed on October 16, 2000).

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

3.1      Articles of Incorporation of ITIS Holdings Inc.

3.2      Articles of Amendment of ITIS Holdings Inc.

3.3      Bylaws of ITIS Holdings Inc.

3.4      Amendment No. 1 to Bylaws of ITIS Holdings Inc.

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
10.6     Software Development and Consulting Agreement between National Law Library and ITIS, dated
         March 24, 1999 (incorporated by reference to Exhibit 10.6 to ITIS's Form 10-K filed on October
         13, 1999).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
10.20    Minimum Commitment Warrant to purchase up to 100,000 shares of ITIS's common stock issued to Cootes Drive LLC, dated November 20, 2000 (incorporated by reference to Exhibit 10.20 to
         ITIS's Form S-1 filed on December 22, 2000).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
-------
10.32    Asset Purchase Agreement dated August 27, 2002 by and between ITIS, Inc., National Law
         Library, Inc. and Brief Reporter, LLC and JuriSearch Holdings, LLC (incorporated by reference to
         Exhibit 2.15 to ITIS'S form 8-K filed on September 11, 2002)

14.1     Executive Code of Ethics dated January 1, 2003

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

16.4     Letter, dated May 20, 2003 from Fitts, Roberts & Co., P.C. to the Securities and Exchange
         Commission (incorporated by reference to Exhibit 16.4 to ITIS's Form 8-K filed on May 21, 2003)

21       Subsidiaries of ITIS.

31.1     Certification of Hunter M.A. Carr, Chief Executive Officer, pursuant to Rule 13a-15(e) and 15d-
         15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Joanna Hoover, Chief Financial Officer, pursuant to Rule 13a-15(e) and 15d-15(e)
         as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Hunter M.A. Carr, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Joanna Hoover, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002