Form 10QSB
period 2004-03-31
ITIS HOLDINGS INC
filed 2004-05-24
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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



The number of shares of the issuer's common stock outstanding as of May 21, 2004 was 5,495,743.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

                                 ITIS HOLDINGS INC.

                                    FORM 10-QSB

                           FOR THE QUARTER MARCH 31, 2004

                                       INDEX


                                                                     PAGE
                                                                     ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . .   3

Item 2.   Management's Discussion and Analysis Or Plan of Operation .   9

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . .  13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                MARCH 31,
                                                                   2004
                                                                ----------
                                                                (Unaudited)
    ASSETS

Current assets:

  Cash and cash equivalents                                     $        -
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127                                                     80,655
  Note receivable-current portion                                  480,000
  Investments available for sale, at fair market value              81,660
  Other current assets                                              32,426
  Inventory                                                         38,762
                                                                ----------

    Total current assets                                           713,503
                                                                ----------

Long term assets:

  Note receivable, net of current portion                          999,232
  Other long term assets                                           107,123
                                                                ----------

    Total long term assets                                       1,106,355
                                                                ----------

Fixed assets, net of depreciation                                  127,720
                                                                ----------

    Total assets                                                $1,947,578
                                                                ==========

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                              MARCH 31,
                                                                                2004
                                                                            -------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                                                            $     32,225
  Notes payable-other                                                            354,759
  Disputed note to Cootes Drive LLC                                              500,000
  Accounts payable                                                               298,384
  Accounts payable-related parties                                               733,318
  Accrued interest-related parties                                             1,431,996
  Accrued liabilities                                                             65,417
  Deferred revenue                                                                   150
  Series A Convertible Preferred stock, par value $.001;
    50,000,000 shares authorized; 161.08 shares issued and outstanding         2,027,526
                                                                            -------------
    Total current liabilities                                                  5,443,775
                                                                            -------------
  Long term notes payable to Chairman                                          2,150,117
  Long term notes payable to Directors                                         2,022,500
                                                                            -------------
    Total long term liabilities                                                4,172,617
                                                                            -------------
Total liabilities                                                              9,616,392
                                                                            -------------

  Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.001, 150,000,000 shares
    authorized;  5,697,450 shares issued and 5,495,743 shares outstanding         53,915
  Warrants                                                                     1,405,349
  Additional paid in capital                                                  27,910,868
  Accumulated deficit                                                        (36,637,101)
  Treasury stock, at cost, 201,707 shares                                       (323,127)
  Accumulated other comprehensive income,
    unrealized loss on investments                                               (78,718)
                                                                            -------------
    Total stockholders' deficit                                               (7,668,814)
                                                                            -------------

    Total liabilities and stockholders' deficit                             $  1,947,578
                                                                            =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                              For the three months
                                                 ended March 31,
                                                2004         2003
                                             -----------  -----------
                                                          (restated)
  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services    $   35,000   $  103,798
    Database management sales and services            -       31,340
    Pharmaceutical sales                         87,511       56,823
                                             -----------  -----------
    Total revenues                              122,511      191,961
                                             -----------  -----------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                65,228       41,361
    Selling and marketing                        12,000       39,227
    General and administrative                  255,321      610,899
    Production and computer service              17,112      122,211
    Amortization and depreciation                19,137       71,811
                                             -----------  -----------
    Total operating expenses                    368,798      885,509
                                             -----------  -----------

  LOSS FROM OPERATIONS                         (246,287)    (693,548)

  INTEREST INCOME                                51,331        6,786
  INTEREST EXPENSE                              (82,731)    (239,467)
  GAIN ON SALE OF INVESTMENTS
    AND EQUIPMENT                                     -      192,995
                                             -----------  -----------

  NET LOSS                                     (277,687)    (733,234)

  OTHER COMPREHENSIVE GAIN (LOSS)
    Unrealized gain (loss) on investments
      available for sale                         11,734      (78,131)
                                             -----------  -----------

  NET AND COMPREHENSIVE LOSS                   (265,953)    (811,365)
                                             ===========  ===========

  LOSS PER COMMON SHARE                      $    (0.05)  $    (0.16)
                                             ===========  ===========
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                              5,495,743    5,162,493
                                             ===========  ===========

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                  For the three months
                                                     ended March 31,
                                                    2004        2003
                                                 ----------  ----------
                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(277,687)  $(733,234)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization and depreciation                   19,137      71,811
    Gain on sales of investments                         -    (192,995)
    Changes in:
      Accounts receivable                           (6,660)   (120,636)
      Accrued interest on notes receivable               -        (983)
      Inventory                                     (3,939)    (20,198)
      Other assets                                  25,098     (62,887)
      Accounts payable                             (46,668)    (55,845)
      Accrued liabilities                           56,747     208,724
      Deferred revenue                                   -    (153,755)
      Deposit on sales contract                          -     313,517
                                                 ----------  ----------

    Net cash used in operating activities         (233,972)   (746,481)
                                                 ----------  ----------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Purchase of treasury stock                             -      (2,250)
  Purchase of licensing agreement                        -     (25,000)
  Proceeds from sales of investments                     -     546,827
  Additions to furniture and equipment                   -      (6,307)
                                                 ----------  ----------

    Net cash provided by investment activities           -     513,270
                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                    32,225           -
  Proceeds from notes payable                      100,000           -
  Advances from related parties                          -     168,188
  Payments on notes payable                        (88,301)   (144,273)
  Payments received on notes receivable             79,072      51,102
                                                 ----------  ----------

    Net cash provided by financing activities      122,996      75,017
                                                 ----------  ----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                     (110,976)   (158,194)

CASH AND CASH EQUIVALENTS, beginning of period     110,976     248,722
                                                 ----------  ----------

CASH AND CASH EQUIVALENTS, end of period         $       -   $  90,528
                                                 ==========  ==========

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of ITIS Holdings Inc. ("ITIS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained ITIS's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2-RESTATEMENT OF PREVIOUSLY REPORTED STATEMENT OF OPERATIONS

ITIS recognized revenue from services performed by its litigation support division based on agreements signed prior to December 31, 2002 with its largest customer. Subsequent to December 31, 2002, management received an agreement in April 2003 that asserted the payment for the services performed by IT S were contingent upon the customer collecting for such services. Management disputes the alleged agreement; however, management has determined that based on the contingency and lack of collection, revenue should not have been recognized and has restated revenues for the first quarter of 2003.

A summary of the restatement follows:

                                       FOR THE QUARTER ENDED MARCH 31, 2003
                                     -----------------------------------------
                                      As previously   Restatement       As
                                        reported      adjustments    restated
                                     ---------------  ------------  ----------
Revenues                             $      589,086      (397,125)  $ 191,961

Net loss attributable to common
  shareholders                       $     (414,240)     (397,125)  $(811,365)

Basic and diluted loss attributable
  to common shareholders per
  common share                       $        (0.08)        (0.08)  $   (0.16)


NOTE 3-STOCK-BASED COMPENSATION:
                                --

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

                                 For the three months
                                   ended March 31,
                                   2004        2003
                                ----------  ----------
(restated)
Net loss applicable
  to common shareholders:
  As reported:                  $(277,687)  $(733,234)
  Less: compensation expense
    charged to income:                  -           -
  Plus: proforma compensation
    expense:                            -           -
                                ----------  ----------
Proforma net loss applicable
  to common shareholders:       $(277,687)  $(733,234)
                                ==========  ==========
Basic loss per common share:
  As reported:                  $   (0.05)  $   (0.16)
  Proforma:                     $   (0.05)  $   (0.16)

NOTE 4-BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                  SEGMENT INFORMATION
                               --------------------------
                                  INCOME
THREE MONTHS ENDED             (LOSS) FROM     INTEREST     TOTAL    DEPRECIATION/
MARCH 31, 2004                  NET SALES     OPERATIONS   EXPENSE       ASSETS      AMORTIZATION
-----------------------------  ------------  ------------  --------  --------------  -------------
Database Management            $          -  $   (31,251)  $ 41,550  $    1,601,755  $       7,454
Automated Litigation Support         35,000      (61,307)    41,181         199,649          9,455
Pharmacy Operations                  87,511     (153,729)         -         146,174          2,228
                               ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.      $    122,511  $  (246,287)  $ 82,731  $    1,947,578  $      19,137
                               ============  ============  ========  ==============  =============

        INCOME
THREE MONTHS ENDED              (LOSS) FROM  INTEREST      TOTAL     DEPRECIATION/
MARCH 31, 2003  (RESTATED)     NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
-----------------------------  ------------  ------------  --------  --------------  -------------
Database Management            $     31,340  $  (149,396)  $ 30,456  $    4,995,798  $      53,474
Automated Litigation Support        103,798     (319,191)   116,330         799,074          9,696
Pharmacy Operations                  56,823     (224,961)    92,681         461,187          8,641
                               ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.      $    191,961  $  (693,548)  $239,467  $    6,256,059  $      71,811
                               ============  ============  ========  ==============  =============

NOTE 5-NOTES PAYABLE AND FINANCING AGREEMENTS:

On March 15, 2004, ITIS Inc. dba Litidex(R) and National Law Library executed a new promissory note for $307,451 to Houston RPM, L.C. This note refinanced $207,451 of the note dated December 2, 2003, and provided $100,000 in new funding to National Law Library. The note bears interest at 18% per year, and is secured by assignment of the Asset Purchase Agreement between National Law Library, Brief Reporter and Jurisearch Holdings, LLC dated August 16, 2002. The amount of each monthly installment shall equal payments received pursuant to the Asset Purchase Agreement, but in no event shall the payment be less than $32,500 per month. Any unpaid principal and interest is due in full on November 15, 2004.

NOTE 6-SUBSEQUENT EVENTS

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Note receivable at March 31, 2004 in the amount of $1,479,232, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for this receivable. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

     - On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At March 31, 2004, the principal balance owed by American Legal Data was $1,892,481.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at March 31, 2004 or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

     -    The Company is not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the first quarter of, 2004 and 2003.

RESULTS OF OPERATIONS

Revenues. Revenues decreased by $69,450 to $122,511 during the first quarter of 2004, from $191,961 recorded for the first quarter of 2003. Revenues from the automated litigation support services of subsidiary Litidex(R) decreased by $68,798 to $35,000 for the first quarter of 2004 from $103,798 for the first quarter of 2003. As an indirect result of the July 7, 2003 dismissal of our claims against Southridge Capital Management LLC and others, production and receipts related to the Litidex(R) have decreased significantly. At the present time, our litigation support services are temporarily suspended as we attempt to renegotiate our service contracts. Revenues generated by pharmacy operations increased by $30,688 to $87,511 for the first quarter of 2004 compared to $56,823 for the first quarter of 2003. There were no revenues from database management services in the first quarter of 2004 as compared to $31,340 in the first quarter of 2003.

Cost of Sales. Cost of sales increased by $23,867 to $65,228 for the first quarter of 2004 from $41,361 for the first quarter of 2003. This increase is due to increased sales of pharmaceutical products sold by subsidiary PharmHouse.

Sales and Marketing Expense. Sales and marketing expense decreased by $27,227, to $12,000 for the first quarter of 2004, from $39,227 for the first quarter of 2003. The decrease is primarily due to decreased contract marketing personnel and telephone expenses.

General and Administrative Expense. General and administrative expense decreased by $355,578 to $255,321 for the first quarter of 2004, from $610,899 for the first quarter of 2003, as a result of the following:

     - Payroll and related costs at the administrative and management level decreased by $258,061 to $195,621 for the first quarter of 2004 from $453,682 for the first quarter of 2003. Reduction in administrative and management level workforce accounts for $218,737 of the decrease, while the balance of $39,324 reflects decreased employee automobile and travel expense.

     - Administrative expense reductions were realized in professional fees, contract services, and the expense of outside consulting which in aggregate decreased by $58,303 to $18,186 for the first quarter of 2004 from $76,489 for the first quarter of 2003.

     - Rent, utilities and related expenses decreased by $24,012 to $35,298 for the first quarter of 2004 from $59,310 for the first quarter of 2003.

     - Miscellaneous other general and administrative expenses were reduced by $15,202 to $6,216 for the first quarter of 2004 from $21,418 for the first quarter of 2003.

Production and Computer Service Expense. Production and computer service expense decreased by $105,099 to $17,112 for the first quarter of 2004, from $122,211 for the first quarter of 2003. The significant decrease is due to decreased production and related costs of automated litigation support subsidiary Litidex(R).

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $52,674 to $19,137 for the first quarter of 2004, from $71,811 for the first quarter of 2003. The decrease is primarily due the reduction in our capitalized software and other intangibles, which were impaired to a basis of zero at December 31, 2003.

Interest Expense. Interest expense decreased by $156,736 to $82,731 for the first quarter of 2004, from $239,467 for the first quarter of 2003. The majority of the interest expense decrease is due to the reclassification of $2,173,500 imputed note payable to Rainmaker Ventures, Ltd. to addition paid-in-capital at year-end 2003.

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

For the first quarter of, 2004, ITIS's cash and cash equivalents decreased by $110,976 from the December 31, 2003 balance of $110,976 in available cash to no available cash at March 31, 2004. ITIS has a working capital deficit of $4,730,272 at March 31, 2004. Cash used in operating activities was $233,972 and cash provided by financing activities was $122,996.

Cash used in operating activities of $233,972 is primarily due to operating losses. Cash provided by financing activities of $122,996 is due to new loan proceeds from a third party lender in the amount of $100,000, payments received on notes receivable in the amount of $79,072, and a bank overdraft in the amount of $32,225. These amounts are offset by $88,301 in payments made on various notes payable.

Accounts receivable, net of doubtful accounts, at March 31, 2004 amount to $155,392. Of this amount, $74,737 has been classified as long-term.

Note receivable at March 31, 2004 in the amount of $1,479,232, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

The Company has an unrecorded receivable from American Legal Data, LLC relating to the sale of a copy of the National Law Library data. Under the terms of this sale agreement, ITIS is scheduled to receive monthly payments in the amount of $16,000 for 120 months beginning June 1, 2002.

On March 15, 2004, ITIS Inc. dba Litidex(R) and National Law Library executed a new promissory note for $307,451 to Houston RPM, L.C. This note refinanced $207,451 of a note dated December 2, 2003, and provided $100,000 in new funding to National Law Library. The note bears interest at 18% per year, and is secured by assignment of the Asset Purchase Agreement between National Law Library, Brief Reporter and Jurisearch Holdings, LLC dated August 16, 2002. The amount of each monthly installment shall equal payments received pursuant to the Asset Purchase Agreement, but in no event shall the payment be less than $32,500 per month. Any unpaid principal and interest is due in full on November 15, 2004.

On May 4, 2004, ITIS subsidiary National Law Library executed a promissory note for $100,000 to Frost National Bank, Houston, Texas. The note bears interest at 4.5% and is payable in one principal payment plus accrued interest on August 2, 2004. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

As of March 31, 2004, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $625,996 at March 31, 2004.

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

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of May 21, 2004, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

ITIS has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of ITIS's management, including ITIS's President and Chief Executive Officer and ITIS's Controller and Principal Financial Officer, ITIS has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in ITIS's internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

ITEM 6. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ITIS HOLDINGS INC.




May 24, 2004                          /s/ Hunter M.A. Carr
                                      --------------------------
                                          Hunter M.A. Carr
                                          President and Chief Executive Officer

                                      /s/ Joanna Hoover
                                      --------------------------
May 24, 2004                              Joanna Hoover
                                          Principal Accounting Officer