Form 10QSB/A
period 2003-06-30
ITIS HOLDINGS INC
filed 2004-08-16
CIK 3959

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                  FORM 10-QSB/A

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     [ ]          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

                   TRANSITION REPORT UNDER SECTION 13 OR 15(D)

                               OF THE EXCHANGE ACT

                                  -------------

                         Commission File Number 1-07149

                               ITIS HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)


        NEVADA                                           74-3069407
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)


     12000 WESTHEIMER, HOUSTON, TEXAS                      77077
     (Address of principal executive office              (Zip Code)


                    Issuer's telephone number: (281) 600-6000


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days:     Yes   X     No
                            -------     -------

The number of shares of the issuer's common stock outstanding as of August 16, 2004 was 5,495,743.

Transitional Small Business Disclosure Format (Check One):  Yes     No   X
                                                               ----    -----

                               ITIS HOLDINGS INC.

                                  FORM 10-QSB/A

                          FOR THE QUARTER JUNE 30, 2003

                                      INDEX


                                                                     PAGE
                                                                     ----

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . .     3

Item 2.   Management's Discussion and Analysis Or Plan of Operation    13

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . .    16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                      JUNE 30,
                                                                        2003
                                                                     ----------
                                                                     (Restated)
                                  ASSETS

Current assets:

  Cash and cash equivalents                                          $   28,078
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127                                                         190,775
  Note receivable-current portion                                       495,000
  Investments available for sale, at fair market value                  258,079
  Other current assets                                                   30,596
  Inventory                                                              32,738
                                                                     ----------

    Total current assets                                              1,035,266
                                                                     ----------

Long term assets:

  Note receivable, net of current portion                             1,209,165
  Other long term assets                                                119,004
                                                                     ----------

    Total long term assets                                            1,328,169
                                                                     ----------

Fixed assets and intangibles, net of amortization and depreciation
  Software costs                                                        336,834
  Furniture and equipment                                               182,016
  Intangible assets                                                     165,000
                                                                     ----------
    Total fixed assets and intangibles, net                             683,850
                                                                     ----------

    Total assets                                                     $3,047,285
                                                                     ==========

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                               JUNE 30,
                                                                                 2003
                                                                             -------------
                                                                              (Restated)
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable-other                                                        $    179,238
  Disputed note payable to Cootes Drive LLC                                       500,000
  Accounts payable                                                                465,702
  Accounts payable-related parties                                                372,769
  Accrued interest-related parties                                              1,097,962
  Accrued liabilities                                                             181,333
  Deferred revenue                                                                    550
  Series A Convertible Preferred stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding                 2,027,526
                                                                             -------------
    Total current liabilities                                                   4,825,080
                                                                             -------------
  Long term notes payable to Chairman                                           2,150,117
  Long term notes payable to Directors                                          2,022,500
  Imputed note payable to related party                                         2,173,500
  Notes payable-other                                                               5,989
                                                                             -------------
    Total long term liabilities                                                 6,352,106
                                                                             -------------
Total liabilities                                                              11,177,186
                                                                             -------------

  Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450  shares issued and  5,495,743 shares outstanding          5,697
  Warrants                                                                      1,405,349
  Additional paid in capital                                                   25,591,747
  Accumulated deficit                                                         (34,694,133)
  Treasury stock, at cost, 201,707 shares                                        (323,127)
  Accumulated other comprehensive income,
    unrealized loss on investments                                               (115,434)
                                                                             -------------
    Total stockholders' deficit                                                (8,129,901)
                                                                             -------------

    Total liabilities and stockholders' deficit                              $  3,047,285
                                                                             =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                                   For the six months ended June 30,     For the three months ended June 30,
                                             ------------------------------------------  ----------------------------------
                                                     2003                  2002                  2003              2002
                                             --------------------  --------------------  --------------------  ------------
                                                  (restated)            (restated)           (restated)         (restated)

  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services    $           336,645   $                 -   $           232,847   $         -
    Database management sales and services                46,066                 2,649                14,726         2,649
    Pharmaceutical sales                                 143,437                     -                86,614             -
                                             --------------------  --------------------  --------------------  ------------
    Total revenues                                       526,148                 2,649               334,187         2,649
                                             --------------------  --------------------  --------------------  ------------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                        108,283                     -                66,922             -
    Selling and marketing                                 64,062                27,322                24,835        14,401
    General and administrative                         1,210,100             1,230,445               599,201       758,033
    Production and computer service                      283,475                81,463               161,264        44,973
    Amortization and depreciation                        148,146               386,578                76,335        59,904
    Other expense                                              -               150,000                     -             -
                                             --------------------  --------------------  --------------------  ------------
    Total operating expenses                           1,814,066             1,875,808               928,557       877,311
                                             --------------------  --------------------  --------------------  ------------

  LOSS FROM CONTINUING OPERATIONS                     (1,287,918)           (1,873,159)             (594,370)     (874,662)

  DISCONTINUED OPERATIONS:
    Loss from operations of discontinued
      business segments                                        -              (326,187)                    -      (121,443)
    Loss on disposal of business segments             (2,595,652)             (607,656)           (2,595,652)     (607,656)

  INTEREST INCOME                                         24,606                 2,204                17,820         1,123
  INTEREST EXPENSE                                      (480,463)             (343,479)             (240,996)     (118,263)
  GAIN (LOSS) ON SALE OF
    INVESTMENTS AND EQUIPMENT                            192,378               (73,595)                 (617)      (41,506)
                                             --------------------  --------------------  --------------------  ------------

  NET LOSS                                            (4,147,049)           (3,221,872)           (3,413,815)   (1,762,407)

  OTHER COMPREHENSIVE LOSS
    Unrealized loss on investments
      available for sale                                (103,624)              (78,016)              (25,493)       (9,268)
                                             --------------------  --------------------  --------------------  ------------

  NET AND COMPREHENSIVE LOSS                 $        (4,250,673)  $        (3,299,888)  $        (3,439,308)  $(1,771,675)
                                             ====================  ====================  ====================  ============

  LOSS PER COMMON SHARE                      $             (0.82)  $             (0.85)  $             (0.66)  $     (0.45)
                                             ====================  ====================  ====================  ============
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS               $                 -   $             (0.24)  $                 -   $     (0.18)
                                             ====================  ====================  ====================  ============
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                       5,201,941             3,875,724             5,240,955     3,973,295
                                             ====================  ====================  ====================  ============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                            For the Six Months ended June,
                                                           --------------------------------
                                                                  2003             2002
                                                           ------------------  ------------
                                                                (restated)      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $      (4,147,049)  $(3,221,872)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                                8,000       237,877
    Amortization and depreciation                                    148,146       386,578
    (Gain) Loss on sales of investments                             (192,995)       72,194
    Loss on sale of equipment                                            617         1,401
    Loss on sale of database                                       2,595,652             -
    Services provided for investments                                      -      (198,902)
    Disposal of operating segments                                         -     1,000,280
    Changes in:
      Accounts receivable                                           (109,895)      906,832
      Accrued interest on notes receivable                              (983)       (2,092)
      Inventory                                                        7,118             -
      Other assets                                                   (60,835)       (6,950)
      Accounts payable                                                18,527        88,700
      Accrued liabilities                                            453,880       114,990
      Deferred revenue                                              (153,755)      204,755
                                                           ------------------  ------------

    Net cash used in operating activities                         (1,433,572)     (416,209)
                                                           ------------------  ------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Issuance of note receivable                                              -      (125,000)
  Purchase of treasury stock                                          (2,250)            -
  Purchase of licensing agreement                                    (25,000)            -
  Proceeds from sales of investments                                 546,827       170,579
  Proceeds from sale of equipment                                        750         3,600
  Proceeds from sale of database                                     400,183             -
  Additions to assets held for sale                                        -      (546,330)
  Additions to furniture and equipment                                (6,307)      (11,475)
  Dispositions of furniture and equipment                                  -        10,441
                                                           ------------------  ------------

    Net cash provided by (used in) investment activities             914,203      (498,185)
                                                           ------------------  ------------


                                                                     (continued)

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                 For the Six Months Ended June 30,
                                                 ----------------------------------
                                                       2003              2002
                                                 ----------------  ----------------
                                                    (restated)         (restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                 $             -   $        43,333
  Proceeds from notes payable                            126,061         1,075,000
  Advances from related parties                          372,769                 -
  Payments on notes payable                             (258,392)         (233,283)
  Payments received on notes receivable                   58,287                 -
                                                 ----------------  ----------------

    Net cash provided by financing activities            298,725           885,050
                                                 ----------------  ----------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                           (220,644)          (29,344)

CASH AND CASH EQUIVALENTS, beginning of period           248,722            41,137
                                                 ----------------  ----------------

CASH AND CASH EQUIVALENTS, end of period         $        28,078   $        11,793
                                                 ================  ================

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

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

NOTE 2 - RESTATEMENT OF PREVIOUSLY REPORTED STATEMENT OF OPERATIONS

ITIS recognized revenue from services performed by its litigation support division based on agreements signed prior to December 31, 2002 with its largest customer. Subsequent to December 31, 2002, management received an agreement in April 2003 that asserted the payment for the services performed by ITIS were contingent upon the customer collecting for such services. Management disputes the alleged agreement; however, management has determined that based on the contingency and lack of collection, revenue should not have been recognized and has restated revenues for the three and six months ended June 20, 2003.

A summary of the restatement follows:

                                              For the six months ended                    For the three months ended
                                                     June 30, 2003                                June 30, 2003
                                     -------------------------------------------  -------------------------------------------
                                      As previously   Restatement        As        As previously   Restatement        As
                                        reported      adjustments     restated       reported      adjustments     restated
                                     ---------------  ------------  ------------  ---------------  ------------  ------------
Revenues                             $      935,776      (409,628)  $   526,148   $      346,690       (12,503)  $   334,187
Net loss attributable to common
  shareholders                       $   (3,841,045)     (409,628)  $(4,250,673)  $   (3,426,805)      (12,503)  $(3,439,308)
Basic and diluted loss attributable
  to common shareholders per
  common share                       $        (0.74)        (0.08)  $     (0.82)  $        (0.65)        (0.01)  $     (0.66)


                                              For the six months ended                     For the three months ended
                                                     June 30, 2002                                June 30, 2002
                                     -------------------------------------------  -------------------------------------------
                                      As previously   Restatement        As        As previously   Restatement        As
                                        reported      adjustments     restated       reported      adjustments     restated
                                     ---------------  ------------  ------------  ---------------  ------------  ------------
Revenues                             $      649,427      (646,778)  $     2,649   $       26,502       (23,853)  $     2,649
Net loss attributable to common
  shareholders                       $   (2,653,110)     (646,778)  $(3,299,888)  $   (1,747,822)      (23,853)  $(1,771,675)
Basic and diluted loss attributable
  to common shareholders per
  common share                       $        (0.68)        (0.17)  $     (0.85)  $        (0.44)        (0.01)  $     (0.45)

NOTE 3-STOCK-BASED COMPENSATION:

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

                                  For the six months ended June 30,   For the three months ended June 30,
                                      2003               2002               2003               2002
                                -----------------  -----------------  -----------------  -----------------
                                   (restated)         (restated)         (restated)          (restated)

Net loss applicable
  to common shareholders:
  As reported:                  $     (4,147,049)  $     (3,221,872)  $     (3,413,815)  $     (1,762,407)
  Less: compensation expense
    charged to income:                     8,000            237,877              8,000            191,977
  Plus: proforma compensation
    expense:                              (8,000)          (394,350)            (8,000)          (334,350)
                                -----------------  -----------------  -----------------  -----------------
Proforma net loss applicable
  to common shareholders:       $     (4,147,049)  $     (3,378,345)  $     (3,413,815)  $     (1,904,780)
                                =================  =================  =================  =================
Basic loss per common share:
  As reported:                  $          (0.82)  $          (0.85)  $          (0.66)  $          (0.45)
  Proforma:                     $          (0.82)  $          (0.87)  $          (0.66)  $          (0.48)

NOTE 4 - BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                           SEGMENT INFORMATION
                                           ------------------------
                                            INCOME
SIX MONTHS ENDED                            (LOSS) FROM   INTEREST      TOTAL     DEPRECIATION/
JUNE 30, 2003 (RESTATED)       NET SALES    OPERATIONS     EXPENSE     ASSETS      AMORTIZATION
-----------------------------  ----------  -------------  ---------  -----------  --------------
Automated Litigation Support   $  336,645  $   (520,368)  $ 229,203  $   684,772  $       19,377
Database Management                46,066      (323,341)     74,998    1,884,101         106,753
Pharmacy Operations               143,437      (444,209)    176,262      478,412          22,016
                               ----------  -------------  ---------  -----------  --------------
Total, ITIS Inc.               $  526,148  $ (1,287,918)  $ 480,463  $ 3,047,285  $      148,146
                               ==========  =============  =========  ===========  ==============


                                           INCOME
SIX MONTHS ENDED                           (LOSS) FROM    INTEREST   TOTAL        DEPRECIATION/
JUNE 30, 2002 (RESTATED)       NET SALES   OPERATIONS     EXPENSE    ASSETS       AMORTIZATION
-----------------------------  ----------  -------------  ---------  -----------  --------------
Automated Litigation Support   $        -  $ (1,766,984)  $ 175,325  $ 1,288,564  $      281,578
Database Management                 2,649       (34,378)    167,745   12,287,951         105,000
Pharmacy Operations                     -       (71,797)        409       27,907               -
                               ----------  -------------  ---------  -----------  --------------
Total, ITIS Inc.               $    2,649  $ (1,873,159)  $ 343,479  $13,604,422  $      386,578
                               ==========  =============  =========  ===========  ==============


                                           INCOME
THREE MONTHS ENDED                         (LOSS) FROM    INTEREST   TOTAL        DEPRECIATION/
JUNE 30, 2003 (RESTATED)       NET SALES   OPERATIONS     EXPENSE    ASSETS       AMORTIZATION
-----------------------------  ----------  -------------  ---------  -----------  --------------
Automated Litigation Support   $  232,847  $   (201,177)  $ 112,873  $   684,772  $        9,681
Database Management                14,726      (173,945)     44,542    1,884,101          53,279
Pharmacy Operations                86,614      (219,248)     83,581      478,412          13,375
                               ----------  -------------  ---------  -----------  --------------
Total, ITIS Inc.               $  334,187  $   (594,370)  $ 240,996  $ 3,047,285  $       76,335
                               ==========  =============  =========  ===========  ==============

                                           INCOME
THREE MONTHS ENDED                         (LOSS) FROM    INTEREST   TOTAL        DEPRECIATION/
JUNE 30, 2002 (RESTATED)       NET SALES   OPERATIONS     EXPENSE    ASSETS       AMORTIZATION
-----------------------------  ----------  -------------  ---------  -----------  --------------
Automated Litigation Support   $        -  $   (909,296)  $  75,395  $ 1,288,564  $        8,986
Database Management                 2,649       106,431      42,459   12,287,951          50,918
Pharmacy Operations                     -       (71,797)        409       27,907               -
                               ----------  -------------  ---------  -----------  --------------
Total, ITIS Inc.               $    2,649  $   (874,662)  $ 118,263  $13,604,422  $       59,904
                               ==========  =============  =========  ===========  ==============



NOTE 5 - SALE OF NATIONAL LAW LIBRARY ASSETS AND BRIEF REPORTER:

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

NOTE 6 - NOTES PAYABLE AND FINANCING AGREEMENTS:

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

NOTE 7 - COMMON STOCK:

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

NOTE 8 - SUBSEQUENT EVENTS:

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

Impairment of Long-Lived Assets

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

Notes Payable and Financing Agreements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the condensed, consolidated financial statements of ITIS, which are included elsewhere in this Form 10-QSB/A. Included in this discussion are certain forward-looking statements regarding ITIS's expectations for its business and its capital
resources.   The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ITIS and its subsidiaries may experience high volatility in operating results and cash flows from quarter to quarter and from year to year.

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

- On August 27, 2002, we sold our entire National Law Library online legal research business, including our Database, our Brief Reporter service and our Internet domains and trademark to JuriSearch Holdings, LLC for a percentage of future revenues for twenty-five years, with $2,423,750 in minimum payments due over the next five years. In May 2003, we completed this sale by delivery of the Database assets of National Law Library and Brief Reporter to JuriSearch. In prior periods, utilizing the deposit method of accounting, we carried these assets on the balance sheet as "assets held for sale" and we carried payments received on the sales contract as "deposits on Database sales contract." In completing delivery of the Database assets to JuriSearch, we believe the criteria has been met to permit revenue recognition and the recording of cost in relationship to this sale. Accordingly, in the quarter ended June 30, 2003, we recorded $2,423,750 as the sales price, representing the undiscounted guaranteed minimum payment total per the sales contract, and reclassified "assets held for sale" in the amount of $4,700,000 to the cost of the sale, resulting in a loss on sale of assets in the amount of $2,276,250. In addition, we recorded a note receivable from Jurisearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payments received in the amount of $400,183. We classified a portion of the receivable as long term based upon expected receipts within the next twelve months, and discounted the value of those receivables using a 12% interest rate. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for this receivable.

-    We are not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the six and three months ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS

Revenues. Revenues increased by $523,499 to $526,148 during the six months ended June 30, 2003, from $2,649 recorded for the six months ended June 30, 2002. Revenues also increased by $331,538 to $334,187 for the quarter ended June 30, 2003, from $2,649 for the quarter ended June 30, 2002. The automated litigation support services of subsidiary Litidex amounted to $336,645 and $232,847, respectively, for the six months and quarter ended June 30, 2003. Revenues generated by our Database management segment amounted to $46,066 and $14,726, respectively, for the six months and quarter ended June 30, 2003, while revenues generated by pharmacy operations amounted to $143,437 and $86,614, respectively, for the six months and quarter ended June 30, 2003.

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

General and Administrative Expense. General and administrative expense decreased by $20,345 to $1,210,100 during the six months ended June 30, 2003, from $1,230,445 for the six months ended June 30, 2002. General and administrative expense decreased by $158,832 to $599,201 during the quarter ended June 30, 2003, from $758,033 for the quarter ended June 30, 2002.

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

- Miscellaneous other general and administrative expenses were reduced by $10,257 and $21,465 for the six months and quarter ended June 30, 2003, respectively, to $122,762 and $83,361 for the periods ended June 30, 2003, from $133,019 and $104,826 for the periods ended June 30, 2002. These results include the recording of a $50,000 allowance for doubtful collection of rents due from a subtenant at our previous office location in the quarter ended June 30, 2002, and the recording of $50,352 in property tax liabilities in the quarter ended June 30, 2003.

Production and Computer Service Expense. Production and computer service expense increased by $202,012 to $283,475 for the six months ended June 30, 2003, from $81,463 for the six months ended June 30, 2002. Production and computer service expense also increased by $116,291 to $161,264 for the quarter ended June 30, 2003, from $44,973 for the quarter ended June 30, 2002. Production labor costs increased by $50,271 and $27,514 for the six months and quarter ended June 30, 2003, respectively, relating to the automated litigation support services of Litidex. Production costs also increased by $149,213 and $91,222 for the six months and quarter ended June 30, 2003, respectively, relating to set up and servicing of PharmHouse locations and programming needs at the corporate office. ISP co-location costs and the cost of equipment repairs increased by $2,528 for the six months ended June 30, 2003, and decreased by $2,445 for the quarter ended June 30, 2003.

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

For the six months ended June 30, 2003, ITIS's cash and cash equivalents decreased by $220,644 from the December 31, 2002 balance of $248,722 in available cash to $28,078 in available cash at June 30, 2003. The Company has a working capital deficit of $3,789,814 at June 30, 2003. Cash used in operating activities was $1,433,572, cash provided by investment activities was $914,203 and cash provided by financing activities was $298,725.

Cash used in operating activities of $1,433,572 is primarily due to operating losses of $4,147,049, increases in accounts receivable and deferred revenue in the amount of $109,895 and $153,755, respectively, and $192,995 in gains on sales of investments. These amounts are offset by increases in liabilities in the amount of $472,407, amortization and depreciation expense of $148,146, and losses on the sales of equipment and our Database assets totaling $2,596,269. Cash provided by investment activities of $914,203 is due to proceeds from sales of investments and equipment in the amount of $547,577 and proceeds from sale of our Database assets in the amount of $400,183. These amounts are reduced by asset purchases totaling $33,557. Cash provided by financing activities of $298,725 is due to advances from Hunter M.A. Carr and other directors in the amount of $372,769, the receipt of $58,287 in payments on notes receivable, and new loan proceeds from a third party lender in the amount of $126,061. These amounts are offset by $258,392 in payments made on various notes payable.

Accounts receivable, net of doubtful accounts, at June 30, 2003 amount to $190,775.

Note receivable at June 30, 2003 in the amount of $1,704,165, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

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


                                          ITIS HOLDINGS INC.




August 16, 2004                        /s/ Hunter M.A. Carr
                                       --------------------
                                           Hunter M.A. Carr
                                           President and Chief Executive Officer



                                       /s/ Joanna Hoover
                                       --------------------
August 16, 2004                            Joanna Hoover
                                           Principal Accounting Officer