Form 10QSB
period 2004-06-30
ITIS HOLDINGS INC
filed 2004-08-16
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

             [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

             [_]    TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT

                              ____________________

                         Commission File Number 1-07149

                               ITIS HOLDINGS INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                   74-3069407
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)

     12000 WESTHEIMER, HOUSTON, TEXAS                77077
     (Address of principal executive office)       (Zip Code)

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

                          FOR THE QUARTER JUNE 30, 2004

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

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $      9,848
     Accounts receivable, net                                                           66,726
     Note receivable-current portion                                                   480,000
     Investments available for sale, at fair market value                               21,350
     Other current assets                                                               54,926
                                                                                  -------------
          Total current assets                                                         632,850
                                                                                  -------------

Note receivable, net of current portion                                                920,160
Other long term assets                                                                  92,690
Fixed assets, net of depreciation                                                       74,739
                                                                                  -------------

          Total assets                                                            $  1,720,439
                                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Notes payable-other                                                          $    492,214
     Disputed note to Cootes Drive LLC                                                 500,000
     Accounts payable                                                                  361,923
     Accounts payable-related parties                                                  769,433
     Accrued interest-related parties                                                1,467,603
     Accrued liabilities                                                                53,474
     Series A Convertible Preferred stock, par value $.001;
          50,000,000 shares authorized; 161.08 shares issued and outstanding         2,027,526
                                                                                  -------------
          Total current liabilities                                                  5,672,173
     Long term notes payable to Chairman                                             2,150,117
     Long term notes payable to Directors                                            2,022,500
                                                                                  -------------
Total liabilities                                                                    9,844,790
                                                                                  -------------

Commitments and contingencies

Stockholders' deficit:
     Common stock, par value $.001, 150,000,000 shares
          authorized;  5,697,450 shares issued and 5,495,743 shares outstanding          5,697
     Additional paid in capital                                                     29,364,436
     Accumulated deficit                                                           (37,032,329)
     Treasury stock, at cost, 201,707 shares                                          (323,127)
     Accumulated other comprehensive income,
          unrealized loss on investments                                              (139,028)
                                                                                  -------------
          Total stockholders' deficit                                               (8,124,351)
                                                                                  -------------

          Total liabilities and stockholders' deficit                             $  1,720,439
                                                                                  =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                               For the six months ended June 30,       For the three months ended June 30,
                                                    2004                2003               2004                  2003
                                            --------------------  ----------------  -------------------  --------------------
                                                                     (restated)                               (restated)
REVENUE, NET OF DEFERRED INCOME
   Automated litigation support services    $            35,000   $       336,645   $                -   $           232,847
   Database management sales and services                     -            46,066                    -                14,726
   Pharmaceutical sales                                 148,470           143,437               60,959                86,614
                                            --------------------  ----------------  -------------------  --------------------
   Total revenues                                       183,470           526,148               60,959               334,187
                                            --------------------  ----------------  -------------------  --------------------

OPERATING EXPENSES:
   Cost of sales-pharmaceuticals                        120,754           108,283               55,526                66,922
   Selling and marketing                                 19,936            64,062                7,936                24,835
   General and administrative                           557,159         1,210,100              301,838               599,201
   Production and computer service                       23,328           283,475                6,216               161,264
   Amortization and depreciation                         72,118           148,146               52,981                76,335
                                            --------------------  ----------------  -------------------  --------------------
   Total operating expenses                             793,295         1,814,066              424,497               928,557
                                            --------------------  ----------------  -------------------  --------------------

LOSS FROM OPERATIONS                                   (609,825)       (1,287,918)            (363,538)             (594,370)

DISCONTINUED OPERATIONS
   Loss on disposal of business segments                      -        (2,595,652)                   -            (2,595,652)

INTEREST INCOME                                         101,759            24,606               50,428                17,820
INTEREST EXPENSE                                       (164,848)         (480,463)             (82,117)             (240,996)
GAIN ON SALE OF INVESTMENTS
   AND EQUIPMENT                                              -           192,378                    -                  (617)
                                            --------------------  ----------------  -------------------  --------------------

NET LOSS                                               (672,914)       (4,147,049)            (395,227)           (3,413,815)

OTHER COMPREHENSIVE GAIN (LOSS)
   Unrealized loss on investments
      available for sale                                (48,576)         (103,624)             (60,310)              (25,493)
                                            --------------------  ----------------  -------------------  --------------------

NET AND COMPREHENSIVE LOSS                  $          (721,490)  $    (4,250,673)  $         (455,537)  $        (3,439,308)
                                            ====================  ================  ===================  ====================

LOSS PER COMMON SHARE                       $             (0.13)  $         (0.82)  $            (0.08)  $             (0.66)
                                            ====================  ================  ===================  ====================
WEIGHTED AVERAGE SHARES USED IN
   COMPUTING LOSS PER
   COMMON SHARE                                       5,495,743         5,201,941            5,495,743             5,240,955
                                            ====================  ================  ===================  ====================

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                     For the six months ended June 30,
                                                         2004                 2003
                                                  -------------------  ------------------
                                                                           (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $         (672,914)  $      (4,147,049)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Issuance of common stock, options,
         or warrants for goods or services                         -               8,000
      Amortization and depreciation                           72,118             148,146
      Gain on sales of investments                                 -            (192,995)
      Loss on sale of equipment                                    -                 617
      Loss on sale of database                                     -           2,595,652
      Changes in:
         Accounts receivable                                   7,269            (109,895)
         Accrued interest on notes receivable                      -                (983)
         Inventory                                            34,823               7,118
         Other assets                                         17,031             (60,835)
         Accounts payable                                     16,871              18,527
         Accrued liabilities                                  80,261             453,880
         Deferred revenue                                          -            (153,755)
                                                  -------------------  ------------------

      Net cash used in operating activities                 (444,541)         (1,433,572)
                                                  -------------------  ------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Payments received on notes receivable                     158,144              58,287
   Purchase of treasury stock                                      -              (2,250)
   Purchase of licensing agreement                                 -             (25,000)
   Proceeds from sale of investments                               -             546,827
   Proceeds from sale of equipment                                 -                 750
   Proceeds from sale of database                                  -             400,183
   Additions to furniture and equipment                            -              (6,307)
                                                  -------------------  ------------------

      Net cash provided by investment activities             158,144             972,490
                                                  -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                               325,000             126,061
   Advances from related parties                              36,115             372,769
   Payments on notes payable                                (175,846)           (258,392)
                                                  -------------------  ------------------

      Net cash provided by financing activities              185,269             240,438
                                                  -------------------  ------------------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                              (101,128)           (220,644)

CASH AND CASH EQUIVALENTS, beginning of period               110,976             248,722
                                                  -------------------  ------------------

CASH AND CASH EQUIVALENTS, end of period          $            9,848   $          28,078
                                                  ===================  ==================

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

NOTE 2-RESTATEMENT OF PREVIOUSLY REPORTED STATEMENT OF OPERATIONS

ITIS recognized revenue from services performed by its litigation support division based on agreements signed prior to December 31, 2002 with its largest customer. Subsequent to December 31, 2002, management received an agreement in April 2003 that asserted the payment for the services performed by ITIS were contingent upon the customer collecting for such services. Management disputes the alleged agreement; however, management has determined that based on the contingency and lack of collection, revenue should not have been recognized and has restated revenues for the three and six months ended June 30, 2003.

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

                                      For the six months ended June 30,        For the three months ended June 30,
                                          2004                2003                 2004                  2003
                                   ------------------  -------------------  -------------------  --------------------
                                                           (restated)                                 (restated)
Net loss applicable
  to common shareholders:
      As reported:                 $        (672,914)  $       (4,147,049)  $         (395,227)  $        (3,413,815)
      Less: compensation expense
        charged to income:                         -                8,000                    -                 8,000
      Plus: proforma compensation
        expense:                                   -               (8,000)                   -                (8,000)
                                   ------------------  -------------------  -------------------  --------------------
Proforma net loss applicable
  to common shareholders:          $        (672,914)  $       (4,147,049)  $         (395,227)  $        (3,413,815)
                                   ==================  ===================  ===================  ====================
Basic loss per common share:
      As reported:                 $           (0.13)  $            (0.82)  $            (0.08)  $             (0.66)
      Proforma:                    $           (0.13)  $            (0.82)  $            (0.08)  $             (0.66)

NOTE 4-BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                            SEGMENT INFORMATION
                                           -----------------------

SIX MONTHS ENDED                            LOSS FROM    INTEREST     TOTAL     DEPRECIATION/
JUNE 30, 2004                  NET SALES    OPERATIONS    EXPENSE     ASSETS     AMORTIZATION
-----------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support   $   35,000  $  (132,816)  $  84,843  $  102,380  $       29,204
Database Management                     -      (71,030)     80,005   1,515,047          27,138
Pharmacy Operations               148,470     (405,979)          -     103,012          15,776
                               ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.      $  183,470  $  (609,825)  $ 164,848  $1,720,439  $       72,118
                               ==========  ============  =========  ==========  ==============

SIX MONTHS ENDED                           LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
JUNE 30, 2003 (RESTATED)       NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
-----------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support   $  336,645  $  (520,368)  $ 229,203  $  684,772  $       19,377
Database Management                46,066     (323,341)     74,998   1,884,101         106,753
Pharmacy Operations               143,437     (444,209)    176,262     478,412          22,016
                               ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.      $  526,148  $(1,287,918)  $ 480,463  $3,047,285  $      148,146
                               ==========  ============  =========  ==========  ==============

THREE MONTHS ENDED                         LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
JUNE 30, 2004                  NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
-----------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support   $        -  $   (71,509)  $  43,662  $  102,380  $       19,749
Database Management                     -      (39,779)     38,455   1,515,047          19,684
Pharmacy Operations                60,959     (252,250)                103,012          13,548
                               ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.      $   60,959  $  (363,538)  $  82,117  $1,720,439  $       52,981
                               ==========  ============  =========  ==========  ==============

THREE MONTHS ENDED                         LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
JUNE 30, 2003 (RESTATED)       NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
-----------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support   $  232,847  $  (201,177)  $ 112,873  $  684,772  $        9,681
Database Management                14,726     (173,945)     44,542   1,884,101          53,279
Pharmacy Operations                86,614     (219,248)     83,581     478,412          13,375
                               ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.      $  334,187  $  (594,370)  $ 240,996  $3,047,285  $       76,335
                               ==========  ============  =========  ==========  ==============

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

On June 17, 2004, ITIS subsidiary National Law Library executed a promissory note for $125,000 to Frost National Bank, Houston, Texas. The note bears interest at 4.5% and is payable in one principal payment plus accrued interest on September 17, 2004. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

NOTE 6-RETAIL STORE CLOSING

On June 1, 2004, ITIS subsidiary PharmHouse closed its pharmacy location in Rosenberg, Texas and transferred and sold the inventory of pharmaceuticals at its cost basis of $27,141 to the pharmacist in charge at that location. PharmHouse is currently negotiating the potential sale of a majority equity interest in PharmHouse and assisting in the opening of a new, as yet undetermined pharmacy location.

NOTE 7-SUBSEQUENT EVENTS

On August 2, 2004, the May 4, 2004 National Law Library note payable to Frost National Bank for $100,000 was renewed. Under the terms of the new note, the entire principal amount plus any accrued and unpaid interest is due on August 1, 2005. The new note has a variable interest rate of .50 percentage points over the prime rate of Frost National Bank, resulting in an initial interest rate of 4.75%. Interest is payable monthly. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

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

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Note receivable at June 30, 2004 in the amount of $1,400,160, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for this receivable. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

     - On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At June 30, 2004, the principal balance owed by American Legal Data was $1,892,481 and they were delinquent in payments due for May and June 2004. American Legal Data has assured us they will resume making payments in the third quarter of 2004.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at June 30, 2004 or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

     -    The Company is not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the three and six months ending June 30, 2004 and 2003.

RESULTS OF OPERATIONS

Revenues. Revenues decreased by $342,678 to $183,470 during the six months ended June 30, 2004, from $526,148 recorded for the six months ended June 30, 2003. Revenues also decreased by $273,228 to $60,959 for the quarter ended June 30, 2004, from $334,187 for the quarter ended June 30, 2003. Revenues from the automated litigation support services of subsidiary Litidex(R) decreased by $301,645 and $232,847 for the six months and quarter ended June 30, 2004, respectively. As an indirect result of the July 7, 2003 dismissal of our claims against Southridge Capital Management LLC and others, production and receipts related to the Litidex(R) have decreased significantly. At the present time, our litigation support services are temporarily suspended as we attempt to renegotiate our service contracts. While revenues generated by pharmacy operations increased by $5,033 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, pharmacy revenues decreased by $25,655 for the quarter ended June 30, 2004 as compared to the corresponding period in 2003. On June 1, 2004, ITIS subsidiary PharmHouse closed its pharmacy location in Rosenberg, Texas and temporarily suspended PharmHouse operations pending the potential sale of a partial equity interest in PharmHouse and the opening of a new pharmacy location. There were no revenues from database management services in the six months or quarter ended June 30, 2004 as compared to $46,066 and $14,726 for the six months and quarter ended June 30, 2003, respectively.

Cost of Sales. Cost of sales increased by $12,471 to $120,754 for the six months ended June 30, 2004 from $108,283 for the six months ended June 30, 2003. Cost of sales decreased by $11,396 to $55,526 for the quarter ended June 30, 2004 from $66,922 for the quarter ended June 30, 2003. Cost of sales directly relates to sales of pharmaceutical products sold by subsidiary PharmHouse.

Sales and Marketing Expense. Sales and marketing expense decreased by $44,126 and $16,899 to $19,936 and $7,936 for the six months and quarter ended June 30, 2004, respectively, from $64,062 and $24,835 for the six months and quarter ended June 30, 2003. The decrease is primarily due to decreased contract marketing personnel and telephone expenses.

General and Administrative Expense. General and administrative expense decreased by $652,941 to $557,159 for the six months ended June 30, 2004, from $1,210,100 for the six months ended June 30, 2003. General and administrative expense also decreased by $297,363 to $301,838 for the quarter ended June 30, 2004, from $599,201 for the quarter ended June 30, 2003. These decreases are a result of the following:

     - Payroll and related costs at the administrative and management level decreased by $514,818 and $274,141for the six months and quarter ended June 30, 2004, respectively as compared to the six months and quarter ended June 30, 2003.

     - The expense of professional fees, contract services, and outside consulting services increased in aggregate by $12,861 and $70,565 for the six months and quarter ended June 30, 2004, respectively, as compared to the six months and quarter ended June 30, 2003. The majority of the increased expense is due to increased legal fees relating to the renegotiation of service contracts of subsidiary Litidex(R).

     - Rent, utilities and related expenses decreased by $33,301 and $9,289 for the six months and quarter ended June 30, 2004, respectively, as compared to the six months and quarter ended June 30, 2003.

     - Miscellaneous other general and administrative expenses were reduced by $117,683 and $84,498 for the six months and quarter ended June 30, 2004, respectively, from the six months and quarter ended June 30, 2003.

Production and Computer Service Expense. Production and computer service expense decreased by $260,147 and $155,048 for the six months and quarter ended June 30, 2004, respectively, to $23,328 and $6,216, from $283,475 and $161,264 for the six months and quarter ended June 30, 2003. The decrease is due to decreased production and related costs of automated litigation support subsidiary Litidex(R).

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $76,028 and $23,354 for the six months and quarter ended June 30, 2004, respectively, to $72,118 and $52,981, from $148,146 and $76,335 for the six months and quarter ended June 30, 2003. The decrease is primarily due to the reduction in our capitalized software and other intangibles, which were impaired to a basis of zero at December 31, 2003.

Interest Expense. Interest expense decreased by $315,615 and $158,879 for the six months and quarter ended June 30, 2004, respectively, to $164,848 and $82,117, from $480,463 and $240,996 for the six months and quarter ended June 30, 2003. The majority of the interest expense decrease is due to the reclassification of a $2,173,500 imputed note payable to Rainmaker Ventures, Ltd. to additional paid-in-capital at year-end 2003.

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

For the six months ended June 30, 2004, ITIS's cash and cash equivalents decreased by $101,128 to $9,848 in available cash at June 30, 2004 from the December 31, 2003 available cash balance of $110,976. ITIS has a working capital deficit of $5,039,323 at June 30, 2004. Cash used in operating activities was $444,541, cash provided by investment activities was $158,144, and cash provided by financing activities was $185,269.

Cash used in operating activities of $444,541 is primarily due to operating losses. Cash provided by investment activities is due to payments received on notes receivable in the amount of $158,144. Cash provided by financing activities of $185,269 is due to new loan proceeds from a third party lender in the amount of $325,000 and advances from related parties in the amount of $36,115. These amounts are offset by $175,846 in payments made on various notes payable.

Accounts receivable, net of doubtful accounts, at June 30, 2004 amounts to $141,463. Of this amount, $74,737 has been classified as long-term.

Note receivable at June 30, 2004 in the amount of $1,400,160, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

The Company has an unrecorded receivable from American Legal Data, LLC relating to the sale of a copy of the National Law Library data. Under the terms of this sale agreement, ITIS is scheduled to receive monthly payments in the amount of $16,000 for 120 months beginning June 1, 2002. While at June 30, 2004, American Legal Data was delinquent in payments due for May and June 2004, they have assured us that they will resume making payments in the third quarter of 2004.

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

On May 4, 2004, ITIS subsidiary National Law Library executed a promissory note for $100,000 to Frost National Bank, Houston, Texas. The note bore interest at 4.5% and was originally payable in one principal payment plus accrued interest on August 2, 2004. On August 2, 2004, this note payable was renewed. Under the terms of the new note, the entire principal amount plus any accrued and unpaid interest is due on August 1, 2005. The new note has a variable interest rate of ..50 percentage points over the prime rate of Frost National Bank, resulting in an initial interest rate of 4.75%. Interest is payable monthly. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

On June 17, 2004, ITIS subsidiary National Law Library executed a promissory note for $125,000 to Frost National Bank, Houston, Texas. The note bears interest at 4.5% and is payable in one principal payment plus accrued interest on September 17, 2004. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

As of June 30, 2004, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $640,649 at June 30, 2004.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We do not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management's business plan realizes that revenues to be generated by the automated litigation support services of Litidex and the PharmHouse stores are critical in providing some of the funds necessary to continue company operations and to remain in business. However, the litigation support services of Litidex(R) are temporarily suspended as we attempt to renegotiate our service contracts, and the pharmacy operations of PharmHouse are temporarily suspended pending the potential sale of a partial equity interest in PharmHouse and the opening of a new pharmacy location. It is possible that revenues from these subsidiaries may never be sufficient to meet company needs. Management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from the operations of Litidex, PharmHouse or other sources is not available, ITIS will be unable to remain in business.

ITIS may be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to for the foreseeable future. While management projects that the internal source of liquidity may improve, this objective may not be achieved in the near term, if ever. As of August 16, 2004, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 5. OTHER INFORMATION

On June 15, 2004, Walter B. Rae and Kelley V. Kirker resigned from the Board of Directors, citing personal and health reasons. Remaining Board members are Chairman of the Board Hunter M. A. Carr, W. Paul Thayer, George A. Roberts, and
W. Allyn Hoaglund.

ITEM 6. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ITIS HOLDINGS INC.




August 16, 2004          /s/ Hunter M.A. Carr
                         -------------------------
                              Hunter M.A. Carr
                              President and Chief Executive Officer

                         /s/ Joanna Hoover
                         -------------------------
August 16, 2004               Joanna Hoover
                              Principal Accounting Officer