Form 10QSB/A
period 2003-09-30
ITIS HOLDINGS INC
filed 2004-11-15
CIK 3959

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



The number of shares of the issuer's common stock outstanding as of November 12, 2004 was 5,495,743.

Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                               ---    ---

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                       FOR THE QUARTER SEPTEMBER 30, 2003

                                      INDEX
                                                                            PAGE
                                                                            ----

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . .       3

Item 2.   Management's Discussion and Analysis Or Plan of Operation. . .      13

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .      16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                      SEPTEMBER 30,
                                                                          2003
                                                                     --------------
                                                                       (restated)
                                 ASSETS

Current assets:

  Cash and cash equivalents                                          $        4,991
  Accounts receivable, net of allowance for doubtful accounts
    of  $34,127                                                             169,606
  Note receivable-current portion                                           480,000
  Investments available for sale, at fair market value                       83,320
  Other current assets                                                       31,367
  Inventory                                                                  31,808
                                                                     --------------

    Total current assets                                                    801,092
                                                                     --------------

Long term assets:

  Note receivable, net of current portion                                 1,157,377
  Other long term assets                                                    166,424
                                                                     --------------

    Total long term assets                                                1,323,801
                                                                     --------------

Fixed assets and intangibles, net of amortization and depreciation
  Software costs                                                            287,268
  Furniture and equipment                                                   165,902
  Intangible assets                                                         163,125
                                                                     --------------
    Total fixed assets and intangibles, net                                 616,295
                                                                     --------------

    Total assets                                                     $    2,741,188
                                                                     ==============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                             SEPTEMBER 30,
                                                                                 2003
                                                                            ---------------
                                                                              (restated)
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                                                            $        6,286
  Notes payable-other                                                               58,488
  Disputed note payable to Cootes Drive LLC                                        500,000
  Accounts payable                                                                 385,244
  Accounts payable-related parties                                                 719,331
  Accrued interest-related parties                                               1,380,109
  Accrued liabilities                                                              109,742
  Deferred revenue                                                                     550
  5% Series A Convertible Preferred stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding                  2,027,526
                                                                            ---------------
    Total current liabilities                                                    5,187,276
                                                                            ---------------
  Long term notes payable to Chairman                                            2,150,117
  Long term notes payable to Directors                                           2,022,500
  Imputed note payable to related party                                          2,173,500
  Notes payable-other                                                                3,815
                                                                            ---------------
    Total long term liabilities                                                  6,349,932
                                                                            ---------------
Total liabilities                                                               11,537,208
                                                                            ---------------

  Commitments and contingencies

Stockholders' deficit:
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450 shares issued and  5,495,743 shares outstanding           53,915
  Warrants                                                                       1,405,349
  Additional paid in capital                                                    25,543,529
  Accumulated deficit                                                          (35,398,628)
  Treasury stock, at cost, 201,707 shares                                         (323,127)
  Accumulated other comprehensive income,
    unrealized loss on investments                                                 (77,058)
                                                                            ---------------
    Total stockholders' deficit                                                 (8,796,020)
                                                                            ---------------

    Total liabilities and stockholders' deficit                             $    2,741,188
                                                                            ===============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)


                                                 For the nine months         For the three months
                                                 ended September 30,         ended September 30,
                                             ---------------------------  ---------------------------
                                                 2003          2002          2003           2002
                                             ------------  -------------  -----------  --------------
                                              (restated)     (restated)    (restated)    (restated)
  REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services    $   404,670   $     64,600   $   68,025   $      64,600
    Database management sales and services        46,066        135,925            -         133,276
    Pharmaceutical sales                         228,948            858       85,511             858
                                             ------------  -------------  -----------  --------------
    Total revenues                               679,684        201,383      153,536         198,734
                                             ------------  -------------  -----------  --------------

  OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                167,951            688       59,668             688
    Selling and marketing                         79,575         94,202       15,513          66,880
    General and administrative                 1,612,618      2,148,512      402,517         918,067
    Production and computer service              372,772        207,599       89,298         126,136
    Amortization and depreciation                218,632        462,920       70,486          76,342
    Other expense                                      -        150,000            -               -
                                             ------------  -------------  -----------  --------------
    Total operating expenses                   2,451,548      3,063,921      637,482       1,188,113
                                             ------------  -------------  -----------  --------------

  LOSS FROM CONTINUING OPERATIONS             (1,771,864)    (2,862,538)    (483,946)       (989,379)

  DISCONTINUED OPERATIONS:
    Loss from operations of discontinued
      business segments                                -     (6,869,251)           -      (6,543,064)
    Loss on disposal of business segments     (2,595,652)    (1,094,833)           -        (487,177)

  INTEREST INCOME                                103,325         18,792       78,719          16,588
  INTEREST EXPENSE                              (713,690)      (616,133)    (233,227)       (272,654)
  GAIN (LOSS) ON SALE OF
    INVESTMENTS AND EQUIPMENT                    126,337       (132,673)     (66,041)        (59,078)
                                             ------------  -------------  -----------  --------------

  NET LOSS                                    (4,851,544)   (11,556,636)    (704,495)     (8,334,764)

  OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss)  on investments
      available for sale                         (65,248)      (149,379)      38,376         (71,363)
                                             ------------  -------------  -----------  --------------

  NET AND COMPREHENSIVE LOSS                 $(4,916,792)  $(11,706,015)  $ (666,119)  $  (8,406,127)
                                             ============  =============  ===========  ==============

  LOSS PER COMMON SHARE                      $     (0.93)  $      (2.91)  $    (0.12)  $       (1.95)
                                             ============  =============  ===========  ==============
  LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS               $     (0.49)  $      (1.93)  $        -   $       (1.63)
                                             ============  =============  ===========  ==============
  WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                               5,297,053      4,020,465    5,495,743       4,305,229
                                             ============  =============  ===========  ==============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)


                                                              For the Nine Months ended September 30,
                                                           --------------------------------------------
                                                                   2003                   2002
                                                           ---------------------  ---------------------
                                                                (restated)             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $         (4,851,544)  $        (11,556,636)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                                   8,000                665,877
    Amortization and depreciation                                       218,632                462,920
    Impairment charge                                                         -              6,529,052
    (Gain) Loss on sales of investments                                (126,954)                80,492
    Loss on sale of equipment                                               617                 10,488
    Loss on sale of database                                          2,595,652                      -
    Services provided for investments                                         -               (198,902)
    Disposal of operating segments                                            -              1,603,931
    Changes in:
      Accounts receivable                                              (162,106)               899,631
      Accrued interest on notes receivable                                 (983)                (3,156)
      Inventory                                                           8,048                (41,279)
      Other assets                                                     (109,026)                (6,240)
      Accounts payable                                                  (61,931)                35,550
      Accrued liabilities                                               664,436                109,948
      Deferred revenue                                                 (153,755)              (645,478)
                                                           ---------------------  ---------------------

    Net cash used in operating activities                            (1,970,914)            (2,053,802)
                                                           ---------------------  ---------------------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Issuance of note receivable                                                 -               (125,000)
  Purchase of treasury stock                                             (2,250)                (5,374)
  Purchase of licensing agreement                                       (25,000)                     -
  Proceeds from sales of investments                                    767,301                174,896
  Proceeds from sale of equipment                                           750                  7,308
  Proceeds from sale of database                                        466,971                      -
  Additions to assets held for sale                                           -               (664,213)
  Additions to furniture and equipment                                   (9,238)               (58,607)
  Dispositions of furniture and equipment                                     -                 41,692
                                                           ---------------------  ---------------------

    Net cash provided by (used in) investment activities              1,198,534               (629,298)
                                                           ---------------------  ---------------------

                                                    For the Nine Months Ended September 30,
                                                 --------------------------------------------
                                                         2003                   2002
                                                 ---------------------  ---------------------
                                                      (restated)             (restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                 $              6,286   $             14,236
  Proceeds from notes payable                                 126,061              1,075,000
  Proceeds from imputed note payable                                -              1,939,500
  Advances from related parties                               719,331                      -
  Payments on notes payable                                  (381,316)              (366,901)
  Payments received on notes receivable                        58,287                      -
                                                 ---------------------  ---------------------

    Net cash provided by financing activities                 528,649              2,661,835
                                                 ---------------------  ---------------------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                (243,731)               (21,265)

CASH AND CASH EQUIVALENTS, beginning of period                248,722                 41,137
                                                 ---------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period         $              4,991   $             19,872
                                                 =====================  =====================

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

NOTE 2-RESTATEMENT OF PREVIOUSLY REPORTED STATEMENT OF OPERATIONS

ITIS recognized revenue from services performed by its litigation support division based on agreements signed prior to December 31, 2002 with its largest customer. Subsequent to December 31, 2002, management received an agreement in April 2003 that asserted the payment for the services performed by ITIS were contingent upon the customer collecting for such services. Management disputes the alleged agreement; however, management has determined that based on the contingency and lack of collection, revenue should not have been recognized and has restated revenues for the three and nine months ended September 30, 2003.

A summary of the restatement follows:

                                              For the nine months ended                 For the three months ended
                                                 September 30, 2003                         September 30, 2003
                                     -------------------------------------------  --------------------------------------
                                     As previously  Restatement         As        As previously  Restatement      As
                                        reported    adjustments      restated        reported    adjustments   restated
                                     -------------  -----------  ---------------  -------------  -----------  ----------
Revenues                             $  1,095,220    (415,536)  $      679,684   $    159,444      (5,908)  $   153,536
Net loss attributable to common
  shareholders                       $ (4,501,256)   (415,536)  $   (4,916,792)  $   (660,211)     (5,908)  $  (666,119)
Basic and diluted loss attributable
  to common shareholders per
  common share                       $      (0.85)      (0.08)  $        (0.93)  $      (0.12)          -   $     (0.12)

                                              For the nine months ended                 For the three months ended
                                                 September 30, 2002                         September 30, 2002
                                     -------------------------------------------  --------------------------------------
                                     As previously  Restatement         As        As previously  Restatement      As
                                       reported     adjustments      restated        reported    adjustments   restated
                                     -------------  -----------  ---------------  -------------  -----------  ----------
Revenues                             $    895,468    (694,085)  $      201,383   $    246,041     (47,307)  $   198,734
Net loss attributable to common
  shareholders                       $(11,011,930)   (694,085)  $  (11,706,015)  $ (8,358,820)    (47,307)  $(8,406,127)
Basic and diluted loss attributable
  to common shareholders per
  common share                       $      (2.74)      (0.17)  $        (2.91)  $      (1.94)      (0.01)  $     (1.95)

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

                                   For the nine months          For the three months
                                   ended September 30,           ended September 30,
                                    2003          2002           2003          2002
                                ------------  -------------  ------------  ------------
                                 (restated)     (restated)    (restated)    (restated)
Net loss applicable
  to common shareholders:
    As reported:                $(4,851,544)  $(11,556,636)  $  (704,495)  $(8,334,764)
    Less: compensation expense
     charged to income:               8,000        665,877             -       428,000
    Plus: proforma compensation
     expense:                        (8,000)      (815,486)            -      (428,000)
                                ------------  -------------  ------------  ------------
Proforma net loss applicable
  to common shareholders:       $(4,851,544)  $(11,706,245)  $  (704,495)  $(8,334,764)
                                ============  =============  ============  ============
Basic loss per common share:
    As reported:                $     (0.93)  $      (2.91)  $     (0.12)  $     (1.95)
    Proforma:                   $     (0.93)  $      (2.91)  $     (0.12)  $     (1.95)

NOTE 4-BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that provide automated litigation support and document and Database management, that operate pharmacies, and that provide technical support for operations.

                                             SEGMENT INFORMATION
                                             ----------------------
                                             INCOME
NINE MONTHS ENDED                            (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2003 (RESTATED)  NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
-----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support   $    404,670  $  (714,246)  $319,734  $      452,434  $      29,079
Database Management                  46,066     (448,058)   100,006       1,853,170        160,230
Pharmacy Operations                 228,948     (609,560)   293,950         435,584         29,323
                               ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.      $    679,684  $(1,771,864)  $713,690  $    2,741,188  $     218,632
                               ============  ============  ========  ==============  =============

                                             INCOME
NINE MONTHS ENDED                            (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002 (RESTATED)  NET SALES     OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
-----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support   $     64,600  $(2,220,408)  $240,737  $    1,783,273  $     327,884
Database Management                 135,925     (401,485)   232,205       4,924,401        131,250
Pharmacy Operations                     858     (240,645)   143,191         255,652          3,786
                               ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.      $    201,383  $(2,862,538)  $616,133  $    6,963,326  $     462,920
                               ============  ============  ========  ==============  =============



                                             INCOME
THREE MONTHS ENDED                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2003 (RESTATED)    NET SALES   OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
-----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support   $     68,025  $  (193,878)  $ 90,531  $      452,434  $       9,702
Database Management                       -     (124,717)    25,008       1,853,170         53,477
Pharmacy Operations                  85,511     (165,351)   117,688         435,584          7,307
                               ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.      $    153,536  $  (483,946)  $233,227  $    2,741,188  $      70,486
                               ============  ============  ========  ==============  =============

                                             INCOME
THREE MONTHS ENDED                           (LOSS) FROM   INTEREST  TOTAL           DEPRECIATION/
SEPTEMBER 30, 2002 (RESTATED)    NET SALES   OPERATIONS    EXPENSE   ASSETS          AMORTIZATION
-----------------------------  ------------  ------------  --------  --------------  -------------
Automated Litigation Support   $     64,600  $  (453,424)  $ 65,412  $    1,783,273  $      46,306
Database Management                 133,276     (367,107)    64,460       4,924,401         26,250
Pharmacy Operations                     858     (168,848)   142,782         255,652          3,786
                               ------------  ------------  --------  --------------  -------------
Total, ITIS Holdings Inc.      $    198,734  $  (989,379)  $272,654  $    6,963,326  $      76,342
                               ============  ============  ========  ==============  =============


NOTE 5-SALE OF NATIONAL LAW LIBRARY ASSETS AND BRIEF REPORTER:

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

NOTE 6-NOTES PAYABLE AND FINANCING AGREEMENTS:

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

On April 21, 2003, ITIS's wholly owned subsidiary National Law Library executed a promissory note for $200,000 in favor of Houston RPM, L.C. This note refinanced $75,127 of the note to Houston RPM, L.C. dated April 17, 2002 in the original amount of $675,441, and provided $124,873 ($126,061 less accrued interest of $1,188) in new funding to National Law Library. The note bears interest at 18% per year and is payable in monthly installments including principal and interest commencing May 21, 2003. The amount of each monthly installment shall equal the total amount of credit card receipts generated by the National Law Library Database, but in no event shall the monthly installment be less than $65,000. Any unpaid principal and accrued interest is due in full on September 15, 2003. A Security Agreement covering all proceeds paid or otherwise due from credit card companies and others pursuant to a Continuing Service Agreement between Litidex(R) and National Law Library secures the note, as do guarantees from ITIS Holdings Inc. and Litidex(R). As of September 30, 2003, this note was paid in full.

NOTE 7-COMMON STOCK:

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

NOTE 8- COMMITMENTS AND CONTINGENCIES:

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

NOTE 9-SUBSEQUENT EVENTS

Litigation

ITIS appealed Judge Robert Carter's July 7, 2003 dismissal of our claims of violations of federal and state securities laws, etc. against Southridge Capital Management LLC and others to the Second Circuit Court of Appeals, and on April 22, 2004, the appeal was dismissed based on lack of jurisdiction because the defendants have unresolved claims. The case is again pending before Judge Carter, and several motions await his ruling. The opinion is available on our Website, www.itisinc.com.

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

RESULTS OF OPERATIONS

Revenues. Revenues increased by $478,301 to $679,684 during the nine months ended September 30, 2003, from $201,383 recorded for the nine months ended September 30, 2002. Revenues decreased by $45,198 to $153,536 for the quarter ended September 30, 2003, from $198,734 for the quarter ended September 30, 2002. The automated litigation support services of subsidiary Litidex(R) generated revenues of $404,670 and $68,025 for the nine months and quarter ended September 30, 2003, respectively, compared to $64,600 for the nine months and quarter ended September 30, 2002. Revenues generated by our Database management segment amounted to $46,066 for the nine months ended September 30, 2003, while revenues generated by pharmacy operations amounted to $228,948 and $85,511, respectively, for the nine months and quarter ended September 30, 2003.

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

General and Administrative Expense. General and administrative expense decreased by $535,894 to $1,612,618 during the nine months ended September 30, 2003, from $2,148,512 for the nine months ended September 30, 2002. General and administrative expense decreased by $515,550 to $402,517 during the quarter ended September 30, 2003, from $918,067 for the quarter ended September 30, 2002.

     - Payroll and related costs at the administrative and management level increased by $283,737 to $1,138,937 for the nine months ended September 30, 2003, from $855,200 for the nine months ended September 30, 2002. Payroll and related costs decreased by $26,632 to $302,835 for the quarter ended September 30, 2003, from $329,467 for the quarter ended September 30, 2002. The increased payroll and related costs for the nine months ended September 30, 2003 primarily are due to new payroll costs related to PharmHouse and increases in employee health insurance. Decreased expense during the quarter ended September 30, 2003 in the amount of $26,632 reflects a reduction in administrative staffing.

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

     - Miscellaneous other general and administrative expenses were reduced by $20,477 and $10,062 for the nine months and quarter ended September 30, 2003, respectively, to $138,345 and $15,582 for the periods ended September 30, 2003 from $158,822 and $25,644 for the periods ended September 30, 2002.

Production and Computer Service Expense. Production and computer service expense increased by $165,173 to $372,772 for the nine months ended September 30, 2003, from $207,599 for the nine months ended September 30, 2002. Production and computer service expense decreased by $36,838 to $89,298 for the quarter ended September 30, 2003, from $126,136 for the quarter ended September 30, 2002. Increased production labor costs related to the automated litigation support services of Litidex(R) amounting to $196,419 during the nine months ended September 30, 2003 were partially offset by savings in ISP co-location costs and other expenses amounting to $31,246. The decreased production costs during the quarter ended September 30, 2003 primarily resulted from decreased ISP co-location costs.

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

For the nine months ended September 30, 2003, ITIS's cash and cash equivalents decreased by $243,731 from the December 31, 2002 balance of $248,722 in available cash to $4,991 in available cash at September 30, 2003. The Company has a working capital deficit of $4,386,184 at September 30, 2003. Cash used in operating activities was $1,970,914, cash provided by investment activities was $1,198,534 and cash provided by financing activities was $528,649.

Cash used in operating activities of $1,970,914 is primarily due to operating losses of $4,851,544, increases in accounts receivable and deferred revenue in the amount of $162,106 and $153,755, respectively, and $126,954 in gains on sales of investments. These amounts are offset by increases in liabilities in the amount of $602,505, amortization and depreciation expense of $218,632, and losses on the sales of equipment and our Database assets totaling $2,596,269. Cash provided by investment activities of $1,198,534 is due to proceeds from sales of investments and equipment in the amount of $768,051 and proceeds from sale of our Database assets in the amount of $466,971. These amounts are reduced by asset purchases totaling $36,488. Cash provided by financing activities of $528,649 is due to advances from Hunter M.A. Carr and other directors in the amount of $719,331, the receipt of $58,287 in payments on notes receivable, new loan proceeds from a third party lender in the amount of $126,061, and a bank overdraft in the amount of $6,286. These amounts are offset by $381,316 in payments made on various notes payable.

Accounts receivable, net of doubtful accounts, at September 30, 2003 amount to $169,606.

Note receivable at September 30, 2003 in the amount of $1,637,377, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

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


                                        ITIS HOLDINGS INC.


November 15, 2004                           /s/ Hunter M.A. Carr
                                            --------------------------
                                        Hunter M.A. Carr
                                        President and Chief Executive Officer

                                            /s/ Joanna Hoover
                                            --------------------------
November 15, 2004                               Joanna Hoover
                                        Principal Accounting Officer