Form 10QSB
period 2004-09-30
ITIS HOLDINGS INC
filed 2004-11-15
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

     [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                       FOR THE QUARTER SEPTEMBER 30, 2004


                                      INDEX

                                                                     PAGE
                                                                     ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . .     3

Item 2.   Management's Discussion and Analysis Or Plan of Operation     9

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . .    13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004 (UNAUDITED)

                               ASSETS

Current assets:
    Cash and cash equivalents                                            $          -
    Note receivable-current portion                                           480,000
    Investments available for sale, at fair market value                       11,055
    Other current assets                                                       43,676
                                                                         -------------
         Total current assets                                                 534,731
                                                                         -------------
Note receivable, net of current portion                                       841,086
Other long term assets                                                         92,690
Fixed assets, net of depreciation                                              62,426
                                                                         -------------

         Total assets                                                    $  1,530,933
                                                                         =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Bank overdraft                                                       $     77,278
    Notes payable-other                                                       400,882
    Disputed note to Cootes Drive LLC                                         500,000
    Accounts payable                                                          321,174
    Accounts payable-related parties                                          846,028
    Accrued interest-related parties                                        1,504,827
    Accrued liabilities                                                        53,799
    Series A Convertible Preferred stock, par value $.001;
      50,000,000 shares authorized; 161.08
      shares issued and outstanding                                         2,027,526
                                                                         -------------
      Total current liabilities                                             5,731,514
    Long term notes payable to Chairman                                     2,150,117
    Long term notes payable to Directors                                    2,022,500
                                                                         -------------
Total liabilities                                                           9,904,131
                                                                         -------------
Commitments and contingencies

Stockholders' deficit:
    Common stock, par value $.001, 150,000,000 shares
      authorized;  5,697,450 shares issued and 5,495,743
      shares outstanding                                                        5,697
    Additional paid in capital                                             29,384,073
    Accumulated deficit                                                   (37,290,518)
    Treasury stock, at cost, 201,707 shares                                  (323,127)
    Accumulated other comprehensive income,
      unrealized loss on investments                                         (149,323)
                                                                         -------------
      Total stockholders' deficit                                          (8,373,198)
                                                                         -------------
  Total liabilities and stockholders' deficit                            $  1,530,933
                                                                         =============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

                                               For the nine months ended        For the three months ended
                                                      September 30,                     September 30,
                                                 2004              2003              2004           2003
                                           ----------------  ----------------  ----------------  -----------
                                                                (restated)                       (restated)
REVENUE, NET OF DEFERRED INCOME
  Automated litigation support services    $        35,000   $       404,670   $             -   $   68,025
  Database management sales and services                 -            46,066                 -            -
  Pharmaceutical sales                             148,470           228,948                 -       85,511
                                           ----------------  ----------------  ----------------  -----------
  Total revenues                                   183,470           679,684                 -      153,536
                                           ----------------  ----------------  ----------------  -----------

OPERATING EXPENSES:
  Cost of sales-pharmaceuticals                    120,754           167,951                 -       59,668
  Selling and marketing                             19,936            79,575                 -       15,513
  General and administrative                       711,597         1,612,618           154,438      402,517
  Production and computer service                   23,328           372,772                 -       89,298
  Amortization and depreciation                     84,431           218,632            12,313       70,486
                                           ----------------  ----------------  ----------------  -----------
  Total operating expenses                         960,046         2,451,548           166,751      637,482
                                           ----------------  ----------------  ----------------  -----------

LOSS FROM OPERATIONS                              (776,576)       (1,771,864)         (166,751)    (483,946)

DISCONTINUED OPERATIONS
  Loss on disposal of business segments                  -        (2,595,652)                -            -

INTEREST INCOME                                    120,568           103,325            18,809       78,719
INTEREST EXPENSE                                  (275,096)         (713,690)         (110,248)    (233,227)
GAIN ON SALE OF INVESTMENTS
  AND EQUIPMENT                                          -           126,337                 -      (66,041)
                                           ----------------  ----------------  ----------------  -----------

NET LOSS                                          (931,104)       (4,851,544)         (258,190)    (704,495)

OTHER COMPREHENSIVE GAIN (LOSS)
  Unrealized loss on investments
    available for sale                             (58,871)          (65,248)          (10,295)      38,376
                                           ----------------  ----------------  ----------------  -----------

NET AND COMPREHENSIVE LOSS                 $      (989,975)  $    (4,916,792)  $      (268,485)  $ (666,119)
                                           ================  ================  ================  ===========

LOSS PER COMMON SHARE                      $         (0.18)  $         (0.93)  $         (0.05)  $    (0.12)
                                           ================  ================  ================  ===========
WEIGHTED AVERAGE SHARES USED IN
  COMPUTING LOSS PER
  COMMON SHARE                                   5,495,743         5,297,053         5,495,743    5,495,743
                                           ================  ================  ================  ===========

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                        For the nine months ended
                                                               September 30,
                                                           2004             2003
                                                     -----------------  ------------
                                                                         (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $       (931,104)  $(4,851,544)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                             -         8,000
    Amortization and depreciation                              84,431       218,632
    Gain on sales of investments                                    -      (126,954)
    Loss on sale of equipment                                       -           617
    Loss on sale of database                                        -     2,595,652
    Changes in:
      Accounts receivable                                     148,732      (162,106)
      Accrued interest on notes receivable                          -          (983)
      Inventory                                                34,823         8,048
      Other assets                                            (46,456)     (109,026)
      Accounts payable                                        (23,877)      (61,931)
      Accrued liabilities                                     137,597       664,436
      Deferred revenue                                           (150)     (153,755)
                                                     -----------------  ------------

    Net cash used in operating activities                    (596,004)   (1,970,914)
                                                     -----------------  ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Payments received on notes receivable                       237,218        58,287
  Purchase of treasury stock                                        -        (2,250)
  Purchase of licensing agreement                                   -       (25,000)
  Proceeds from sale of investments                                 -       767,301
  Proceeds from sale of equipment                                   -           750
  Proceeds from sale of database                                    -       466,971
  Additions to furniture and equipment                              -        (9,238)
                                                     -----------------  ------------

    Net cash provided by investment activities                237,218     1,256,821
                                                     -----------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                               77,278         6,286
  Proceeds from notes payable                                 325,000       126,061
  Advances from related parties                               112,710       719,331
  Payments on notes payable                                  (267,178)     (381,316)
                                                     -----------------  ------------
    Net cash provided by financing activities                 247,810       470,362
                                                     -----------------  ------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                (110,976)     (243,731)

CASH AND CASH EQUIVALENTS, beginning of period                110,976       248,722
                                                     -----------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $              -   $     4,991
                                                     =================  ============

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

A summary of the restatement follows:

                                              For the nine months ended                  For the three months ended
                                                  September 30, 2003                          September 30, 2003
                                     -------------------------------------------  -----------------------------------------
                                      As previously   Restatement        As        As previously   Restatement       As
                                        reported      adjustments     restated       reported      adjustments    restated
                                     ---------------  ------------  ------------  ---------------  ------------  ----------
Revenues                             $    1,095,220      (415,536)  $   679,684   $      159,444        (5,908)  $ 153,536
Net loss attributable to common
  shareholders                       $   (4,501,256)     (415,536)  $(4,916,792)  $     (660,211)       (5,908)  $(666,119)
Basic and diluted loss attributable
  to common shareholders per
  common share                       $        (0.85)        (0.08)  $     (0.93)  $        (0.12)            -   $   (0.12)

NOTE 3 - STOCK-BASED COMPENSATION:

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

                                     For the nine months ended       For the three months ended
                                            September 30,                   September 30,
                                        2004            2003            2004            2003
                                   --------------  --------------  --------------  --------------
                                                     (restated)                      (restated)
Net loss applicable
  to common shareholders:
     As reported:                  $    (931,104)  $  (4,851,544)  $    (258,190)  $    (704,495)
     Less: compensation expense
      charged to income:                      -           8,000               -               -
     Plus: proforma compensation
       expense:                                -          (8,000)              -               -
                                   --------------  --------------  --------------  --------------
     Proforma net loss applicable
       to common shareholders:     $    (931,104)  $  (4,851,544)  $    (258,190)  $    (704,495)
                                   ==============  ==============  ==============  ==============
   Basic loss per common share:
     As reported:                  $       (0.18)  $       (0.93)  $       (0.05)  $       (0.12)
     Proforma:                     $       (0.18)  $       (0.93)  $       (0.05)  $       (0.12)

NOTE 4 - DISCONTINUED OPERATIONS

On June 1, 2004, ITIS subsidiary PharmHouse closed its pharmacy location in Rosenberg, Texas and transferred and sold the inventory of pharmaceuticals at its cost basis of $27,141 to the pharmacist in charge at that location. PharmHouse is negotiating the potential sale of a majority equity interest in PharmHouse, and maintains no pharmacy operations at the present time.

As an indirect result of the July 7, 2003 dismissal of our claims against Southridge Capital Management LLC and others, the litigation support services provided by ITIS subsidiary Litidex(R) have been suspended indefinitely as we attempt to renegotiate our service contracts.

NOTE 5 - BUSINESS SEGMENTS:

ITIS Holdings owns subsidiaries that, through the quarter ended June 30, 2004, provided automated litigation support services, document and Database management services, and that operated pharmacies.

NINE MONTHS ENDED                             LOSS FROM    INTEREST     TOTAL     DEPRECIATION/
SEPTEMBER 30, 2004               NET SALES    OPERATIONS    EXPENSE     ASSETS     AMORTIZATION
-------------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support     $   35,000  $  (132,816)  $ 140,185  $   25,708  $       33,570
Database Management                       -      (71,030)    134,911   1,424,093          33,639
Pharmacy Operations                 148,470     (405,979)          -      81,132          17,222
Unallocated corporate overhead            -     (166,751)          -           -               -
                                 ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.        $  183,470  $  (776,576)  $ 275,096  $1,530,933  $       84,431
                                 ==========  ============  =========  ==========  ==============

NINE MONTHS ENDED                            LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
SEPTEMBER 30, 2003 (RESTATED)    NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
-------------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support     $  404,670  $  (714,246)  $ 319,734  $  452,434  $       29,079
Database Management                  46,066     (448,058)    100,006   1,853,170         160,230
Pharmacy Operations                 228,948     (609,560)    293,950     435,584          29,323
                                 ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.        $  679,684  $(1,771,864)  $ 713,690  $2,741,188  $      218,632
                                 ==========  ============  =========  ==========  ==============

THREE MONTHS ENDED                            LOSS FROM    INTEREST     TOTAL     DEPRECIATION/
SEPTEMBER 30, 2004               NET SALES    OPERATIONS    EXPENSE     ASSETS     AMORTIZATION
-------------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support     $        -  $         -   $  55,342  $   25,708  $        4,366
Database Management                       -            -      54,906   1,424,093           6,501
Pharmacy Operations                       -            -                  81,132           1,446
Unallocated corporate overhead            -     (166,751)          -           -               -
                                 ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.        $        -  $  (166,751)  $ 110,248  $1,530,933  $       12,313
                                 ==========  ============  =========  ==========  ==============

THREE MONTHS ENDED                           LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
SEPTEMBER 30, 2003 (RESTATED)    NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
-------------------------------  ----------  ------------  ---------  ----------  --------------
Automated Litigation Support     $   68,025  $  (193,878)  $  90,531  $  452,434  $        9,702
Database Management                       0     (124,717)     25,008   1,853,170          53,477
Pharmacy Operations                  85,511     (165,351)    117,688     435,584           7,307
                                 ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.        $  153,536  $  (483,946)  $ 233,227  $2,741,188  $       70,486
                                 ==========  ============  =========  ==========  ==============

NOTE 6 - NOTES PAYABLE AND FINANCING AGREEMENTS:

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

On May 4, 2004, ITIS subsidiary National Law Library executed a promissory note for $100,000 to Frost National Bank, Houston, Texas. The note bore interest at 4.5% and was payable in one principal payment plus accrued interest on August 2, 2004. On August 2, 2004, this note was renewed. Under the terms of the new note, the entire principal amount plus any accrued and unpaid interest is due on August 1, 2005. The new note has a variable interest rate of .50 percentage points over the prime rate of Frost National Bank, resulting in an initial interest rate of 4.75%. Interest is payable monthly. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

On June 17, 2004, ITIS subsidiary National Law Library executed a promissory note for $125,000 to Frost National Bank, Houston, Texas. The note bore interest at 4.5% and was payable in one principal payment plus accrued interest on September 17, 2004. On September 17, 2004, this note was renewed. Under the terms of the new note, the entire principal amount plus any accrued and unpaid interest is due on September 16, 2005. The new note has a variable interest rate of .50 percentage points over the prime rate of Frost National Bank, resulting in an initial interest rate of 5.0%. Interest is payable monthly. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

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

As disclosed in Note 4 to the unaudited financial statements as of September 30, 2004, ITIS has no ongoing operations at the present time. However, Management is seeking and evaluating new business opportunities on an ongoing basis. It is critical that new profitable operations commence in order to provide funds necessary for ITIS to remain in business. Outside financing and additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) are the Company's current sources of funding.

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - Note receivable at September 30, 2004 in the amount of $1,321,086, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for this receivable. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

     - On July 29, 2002 ITIS entered into an Asset Purchase Agreement with American Legal Data, LLC, a Delaware limited liability company (Buyer). Under the terms of the Purchase Agreement, ITIS sold to Buyer all right, title and interest in one complete copy of data consisting of an electronic form of federal and state constitutions, statutes, regulations, case law, rules and legal briefs, together with additions, derivations and updates, as it existed on July 29, 2002. In consideration for these assets, Buyer agreed to pay to ITIS $2 million, of which $25,000 was paid in 2001 and $66,000 was paid at or prior to closing on July 29, 2002. The balance of the consideration ($1,909,000) is payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. Unpaid principal accrues interest at the rate of 8% per year, and in the 121st month following the closing date, Buyer will make a lump sum payment equal to the outstanding principal and any accumulated interest. On February 24, 2003, ITIS agreed to move seven monthly payments of $16,000 ($112,000) to the lump sum payment due at the end of the note. At September 30, 2004, the principal balance owed by American Legal Data was $1,892,481 and they were delinquent in payments due for May through September 2004. American Legal Data has assured us they will resume making payments in the fourth quarter of 2004.

          Based on the guidelines of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, it is the opinion of management that the installment method of accounting is appropriate for this sale, as uncertainty exists as to the ultimate collectibility of the sale price. Accordingly, management has provided for deferred gross profit in an amount equal to the outstanding balance of the note receivable at September 30, 2004 or $1,892,481. Principal and interest payments on the note receivable will be recorded as income, and a reduction for the principal amount will be recorded to the note receivable and deferred gross profit, as future payments are received.

     -    The Company is not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the three and nine months ending September 30, 2004 and 2003.

RESULTS OF OPERATIONS

Revenues. Revenues decreased by $496,214 to $183,470 during the nine months ended September 30, 2004, from $679,684 recorded for the nine months ended September 30, 2003. Revenues also decreased by $153,536 to zero for the quarter ended September 30, 2004, from $153,536 for the quarter ended September 30, 2003. Revenues from the automated litigation support services of subsidiary Litidex(R) decreased by $369,670 and $68,025 for the nine months and quarter ended September 30, 2004, respectively. At the present time, our litigation support services are suspended indefinitely as we attempt to renegotiate our service contracts. Revenues generated by pharmacy operations decreased by $80,478 and $85,511 for the nine months and quarter ended September 30, 2004, respectively. On June 1, 2004, ITIS subsidiary PharmHouse closed its pharmacy location in Rosenberg, Texas and suspended PharmHouse operations. There were no revenues from database management services in the nine months ended September 30, 2004 as compared to $46,066 for the nine months ended September 30, 2003.

Cost of Sales. Cost of sales decreased by $47,197 and $59,668, respectively, for the nine months and quarter ended September 30, 2004. Cost of sales directly relates to sales of pharmaceutical products sold by subsidiary PharmHouse, which discontinued operations on June 1, 2004.

Sales and Marketing Expense. Sales and marketing expense decreased by $59,639 and $15,513 to $19,936 and zero for the nine months and quarter ended September 30, 2004, respectively, from $79,575 and $15,513 for the nine months and quarter ended September 30, 2003. The decrease is primarily due to the elimination of contract marketing personnel and telephone expenses.

General and Administrative Expense. General and administrative expense decreased by $901,021 to $711,597 for the nine months ended September 30, 2004, from $1,612,618 for the nine months ended September 30, 2003. General and administrative expense also decreased by $248,079 to $154,438 for the quarter ended September 30, 2004, from $402,517 for the quarter ended September 30, 2003. These decreases are a result of the following:

     - Payroll and related costs at the administrative and management level decreased by $754,469 and $230,651 for the nine months and quarter ended September 30, 2004, respectively.

     - The expense of professional fees, contract services, and outside consulting services decreased by $43,757 and $56,618 for the nine months and quarter ended September 30, 2004, respectively.

     - Rent, utilities and related expenses decreased by $46,261 and $12,960 for the nine months and quarter ended September 30, 2004, respectively.

     - The expense of taxes other than income tax and insurance decreased by $50,548 and $22,548, respectively, for the nine months ended September 30, 2004.

     - Miscellaneous other general and administrative expenses were reduced by $41,660 and $3,883 for the nine months and quarter ended September 30, 2004, respectively. These reductions were offset by increased bad debt expense of $58,222 and $56,033 for the nine months and quarter ended September 30, 2004, respectively.

Production and Computer Service Expense. Production and computer service expense decreased by $349,444 and $89,297 for the nine months and quarter ended September 30, 2004, respectively, to $23,328 and zero, from $372,772 and $89,297 for the nine months and quarter ended September 30, 2003. The decreases are due to suspension of production and related costs of automated litigation support subsidiary Litidex(R).

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $134,201 and $58,173 for the nine months and quarter ended September 30, 2004, respectively, to $84,431 and $12,313, from $218,632 and $70,486 for the nine months and quarter ended September 30, 2003. The decrease is primarily due to the reduction in our capitalized software and other intangibles, which were impaired to a basis of zero at December 31, 2003.

Interest Expense. Interest expense decreased by $438,594 and $122,979 for the nine months and quarter ended September 30, 2004, respectively, to $275,096 and $110,248, from $713,690 and $233,227 for the nine months and quarter ended September 30, 2003. The majority of the interest expense decrease is due to the reclassification of a $2,173,500 imputed note payable to Rainmaker Ventures, Ltd. to additional paid-in-capital at year-end 2003.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

For the nine months ended September 30, 2004, ITIS's cash and cash equivalents decreased by $110,976 to no available cash at September 30, 2004 from the December 31, 2003 available cash balance of $110,976. ITIS has a working capital deficit of $5,196,783 at September 30, 2004. Cash used in operating activities was $596,004, cash provided by investment activities was $237,218, and cash provided by financing activities was $247,810.

Cash used in operating activities of $596,004 is primarily due to operating losses. Cash provided by investment activities is due to payments received on notes receivable in the amount of $237,218. Cash provided by financing activities of $247,810 is due to new loan proceeds from a third party lender in the amount of $325,000, advances from related parties in the amount of $112,710, and a bank overdraft in the amount of $77,278. These amounts are offset by $267,178 in payments made on various notes payable.

Note receivable at September 30, 2004 in the amount of $1,321,086, represents receivables related to the sale of National Law Library assets and Brief Reporter. Because we believe all such amounts are collectible due to the nature of the agreements and our collection experience with the payers, we have not recorded an allowance for doubtful accounts for these receivables. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

The Company has an unrecorded receivable from American Legal Data, LLC relating to the sale of a copy of the National Law Library data. Under the terms of this sale agreement, ITIS is scheduled to receive monthly payments in the amount of $16,000 for 120 months beginning June 1, 2002. While at September 30, 2004, American Legal Data was delinquent in payments due for May through September 2004, they have assured us that they will resume making payments in the fourth quarter of 2004.

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

On June 17, 2004, ITIS subsidiary National Law Library executed a promissory note for $125,000 to Frost National Bank, Houston, Texas. The note bore interest at 4.5% and was payable in one principal payment plus accrued interest on September 17, 2004. On September 17, 2004, this note was renewed. Under the terms of the new note, the entire principal amount plus any accrued and unpaid interest is due on September 16, 2005. The new note has a variable interest rate of .50 percentage points over the prime rate of Frost National Bank, resulting in an initial interest rate of 5.0%. Interest is payable monthly. Hunter Carr, Chief Executive Officer of ITIS, personally guarantees and has provided personal assets as collateral for this note payable.

As of September 30, 2004, the total principal amount owed to Hunter Carr, CEO of ITIS, was $2,150,117. Accrued but unpaid interest amounted to $656,063 at September 30, 2004.

ITIS's financial statements are prepared using principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We do not at this time have a source of revenues, working capital or cash flow to cover operating costs to allow the Company to remain in business. Management plans to continue to utilize additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other directors and investors as long as funds from these sources remain available. If adequate funding from these sources is not available until a new source of operating revenues is established, ITIS will be unable to remain in business.

ITIS will be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders. Our internally generated cash flows from operations have historically been insufficient for our cash needs and will continue to for the foreseeable future. As of November 15, 2004, sources of external and internal financing are very limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities (which may not be achieved), and until such time, ITIS will rely upon external sources for liquidity. ITIS may not ever become profitable and could fail as a going concern.

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


                                           ITIS HOLDINGS INC.


November 15, 2004                      /s/ Hunter M.A. Carr
                                       --------------------
                                           Hunter M.A. Carr
                                           President and Chief Executive Officer



November 15, 2004                      /s/ Joanna Hoover
                                       -----------------
                                           Joanna Hoover
                                           Principal Accounting Officer