Form 10KSB
period 2004-12-31
ITIS HOLDINGS INC
filed 2005-03-31
CIK 3959

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-07149
                                -----------------
                               ITIS HOLDINGS INC.
                 (Name of small business issuer in its charter)

               NEVADA                                   74-3069407
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification no.)

               12000 WESTHEIMER, SUITE 340, HOUSTON, TEXAS, 77077
           (Address of principal executive offices including zip code)
                                 (281) 600-6000
                (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS               ON WHICH REGISTERED
            -------------------               -------------------
                   None                               None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)
                                -----------------

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2004, were $183,470.

The aggregate market value of the voting common equity held by non-affiliates of Registrant as of March 25, 2005 was $343,779 (based on the closing price of $.12 per share on March 25, 2005 as reported on the over-the-counter Bulletin Board).

There were 5,495,743 shares of Registrant's Common Stock outstanding as of March 25, 2005.


     Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                                   ---  ---


================================================================================

                                               ITIS HOLDINGS INC
                                                  Form 10-KSB
                                      For the Year Ended December 31, 2004

                                               TABLE OF CONTENTS

                                                                                              PAGE
                                   PART I

 1.    Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
 2.    Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .  4
                                   PART II

 5.    Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . .  4
 6.    Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . .  5
 7.    Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
 8A    Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


                                   PART III

 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
       16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
 10.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
 11.   Security Ownership of Certain Beneficial Owners and Management and Related
       Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
 12.   Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . .  24
 13.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
 14.   Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . .  29

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

ITEM 1.  DESCRIPTION OF BUSINESS

ITIS Inc. was originally incorporated in Idaho in 1967 and, until 1992, operated as an exploratory mining company with extremely limited operations. In January 1996, ITIS Inc. was reincorporated in Delaware and the corporate name was changed to Planet Resources, Inc. On March 27, 2001, Planet Resources was spun-off from ITIS Inc. On September 18, 2002, ITIS Inc., the Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Until mid-2004, ITIS Holdings Inc. provided automated litigation support services, document and database management services, and operated pharmacies. Currently, ITIS has no revenue-producing operations.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITHH.OB."

PRODUCTS  AND  SERVICES

While management is seeking new business opportunities, ITIS has no ongoing operations at the present time.

INTELLECTUAL PROPERTY RIGHTS

PharmHouse owns a paid-up perpetual license of a pharmacy operating system. This operating system is the subject of a pending patent application. No assurance can be given that such application will be allowed in whole or in part or as to the scope of any patent that may be issued in connection with such application.

PharmHouse has acquired three provisional patent rights surrounding the use of the RightScript(TM) technology platform that specifically address the unique server-based methodology and technology solutions developed by subsidiary OnPoint Solutions. In December 2003, management authorized conversion of these three provisional patents to non-provisional, regular utility patents.

EMPLOYEES

ITIS and its subsidiaries had 3 full-time employees as of March 25, 2005. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

FACILITIES

Our executive offices are at 12000 Westheimer, Houston, Texas, where our monthly rent is $2,238. Management believes that our current facilities are adequate to meet our needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

ITIS is a party to various lawsuits related to matters normally incidental to its prior operations. No single case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of current assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to ITIS's security holders during the fourth quarter of the fiscal year ended December 31, 2004.

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

                                     HIGH    LOW
FISCAL YEAR ENDED DECEMBER 31, 2003
First quarter                        $0.40  $0.10
Second quarter                       $0.27  $0.17
Third quarter                        $0.19  $0.09
Fourth quarter                       $0.08  $0.05
FISCAL YEAR ENDED DECEMBER 31, 2004
First quarter                        $0.09  $0.05
Second quarter                       $0.10  $0.05
Third quarter                        $0.05  $0.03
Fourth quarter                       $0.04  $0.03

Holders

At December 31, 2004, there were 1,565 holders of record of ITIS's common stock and 5,495,743 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

                                                     EQUITY COMPENSATION PLAN INFORMATION
                                ----------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE  WEIGHTED AVERAGE EXERCISE
                                 ISSUED UPON EXERCISE OF        EXERCISE PRICE OF       NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,     REMAINING AVAILABLE
PLAN CATEGORY                      WARRANTS AND RIGHTS         WARRANTS AND RIGHTS      FOR FUTURE ISSUANCE
------------------------------  --------------------------  --------------------------  --------------------
Equity compensation plans
  approved by security holders                           -                                           865,000
Equity compensation plans not
  approved by security holders                   5,201,931  $                     2.94                     -
                                --------------------------                              --------------------
Total                                            5,201,931                                           865,000
                                ==========================                              ====================

Equity compensation plans not approved by security holders include options and warrants issued in connection with employment agreements and options and warrants issued to vendors in exchange for services rendered.

Sales of Unregistered Securities

During the three months ended December 31, 2004, there were no sales of unregistered securities.

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

ITIS has no ongoing operations at the present time. However, Management is seeking and evaluating new business opportunities on an ongoing basis. It is critical that new profitable operations commence in order to provide funds necessary for ITIS to remain in business. Outside financing and additional loans from Mr. Carr (President and Chairman of the Board of Directors of ITIS) and other Company directors are the Company's current sources of funding.

The reader of the following discussion of the results of our operations and liquidity and capital resources should be aware of critical accounting policies applied by management as follows:

     - On July 29, 2002 ITIS sold a copy of its federal and state constitutions, statutes, regulations, case law, rules and legal briefs to American Legal Data, LLC for $2 million, of which $91,000 was paid at or prior to closing. The remainder ($1,909,000) was payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. No gain on sale was recorded during 2002 and 2003 except for the amounts collected. On December 23, 2004, ITIS accepted $350,000 as a lump sum payment in full of this note.

     - In May 2003, ITIS subsidiaries National Law Library, Brief Reporter and Litidex sold their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. At that time, $2,423,750, representing the undiscounted guaranteed minimum payment, was recorded as the sales price, resulting in a loss on disposal of business segments in the amount of $2,276,250. In addition, management recorded a note receivable from JuriSearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payment received in the amount of $400,183. Payments are due monthly over a twenty-five year period based on a percentage of subscriber income, with guaranteed monthly minimums totaling in aggregate $2,423,750 over the first five years. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables by $319,402 using a 12% interest rate. As a result, in 2003, a net loss of $2,595,652 was recorded for the disposal of the business segments. At December 31, 2004, the outstanding balance of guaranteed payments was $1,427,734, recorded net of discounts as $480,000 current portion and $751,179 long-term portion.

     - Assets classified as held and used require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, impairment charges of $17,995 and $346,533 were recorded to software costs and other intangible assets during 2004 and 2003.

     -    The Company is not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the years ended December 31, 2004 and 2003.

RESULTS OF OPERATIONS

REVENUES. Revenue decreased by $640,607 from $824,077 for the year ended December 31, 2003 to $183,470 for the year ended December 31, 2004. Revenues from the automated litigation support services of subsidiary Litidex(R) decreased by $436,707 from $471,707 for the year ended December 31, 2003 to $35,000 for the year ended December 31, 2004. As an indirect result of the dismissal of our claims against Southridge Capital Management LLC and others, the litigation support services of Litidex have been suspended indefinitely. Revenues generated by pharmacy operations decreased by $157,835 from $306,305 for the year ended December 31, 2003 to $148,470 for the year ended December 31, 2004. On June 1, 2004, ITIS subsidiary PharmHouse closed its pharmacy location in Rosenberg, Texas and suspended PharmHouse operations. There were no revenues from database management services for the year ended December 31, 2004 as compared to $46,065 for the year ended December 31, 2003.

COST OF SALES. Cost of sales decreased by $106,027 from $226,781 for the year ended December 31, 2003 to $120,754 for the year ended December 31, 2004. Cost of sales reflects the cost of pharmaceutical products sold by subsidiary PharmHouse.

SALES AND MARKETING EXPENSE. Sales and marketing expense decreased by $72,709 from $92,645 for the year ended December 31, 2003 to $19,936 for the year ended December 31, 2004. The decrease is primarily due to the elimination of contract marketing personnel and decreased telephone expenses.

GENERAL AND ADMINISTRATIVE Expense. General and administrative expense decreased by $1,145,134 from $2,188,107 for the year ended December 31, 2003 to $1,042,973 for the year ended December 31, 2004 as a result of the following:

     - Payroll and related costs decreased by $1,051,520 from $1,543,363 for the year ended December 31, 2003 to $491,843 for the year ended December 31, 2004.
     - There was no non-cash expense related to stock and option awards for the year ended December 31, 2004 as compared to $8,000 in expense for the year ended December 31, 2003.
     - The expense of taxes other than income tax and insurance decreased by $69,175 from $98,836 for the year ended December 31, 2003 to $29,661 for the year ended December 31, 2004.
     - Rent, utilities, and related expenses decreased by $87,505 from $173,134 for the year ended December 31, 2003 to $85,629 for the year ended December 31, 2004.
     - Miscellaneous other general and administrative expenses, which include materials and supplies, were reduced by $58,461 from $78,231 for the year ended December 31, 2003 to $19,770 for the year ended December 31, 2004.
     - The expense of professional fees, contract services, and outside consulting services increased by $6,474 from $224,281 for the year ended December 31, 2003 to $230,755 for the year ended December 31, 2004.
     - General and administrative expense increased by $123,053 from $62,262 for the year ended December 31, 2003 to $185,315 for the year ended December 31, 2004 as a result of bad debt and worthless asset write offs.

PRODUCTION AND COMPUTER SERVICE EXPENSE. Production and computer service expense decreased by $192,522 from $215,850 for the year ended December 31, 2003 to $23,328 for the year ended December 31, 2004. The decrease is due to suspension of production and related costs of automated litigation support subsidiary Litidex.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense decreased by $232,278 from $316,537 for the year ended December 31, 2003 to $84,259 for the year ended December 31, 2004. The decrease is primarily due to the reduction in our capitalized software and other intangibles, which were impaired to a basis of zero at December 31, 2003.

IMPAIRMENT CHARGE. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, management recorded impairment charges in the amount of $346,533 to software costs and other intangible assets as of December 31, 2003 and $17,995 to PharmHouse assets as of December 31,.

INTEREST EXPENSE. Interest expense decreased by $532,753 from $954,799 for the year ended December 31, 2003 to $422,046 for the year ended December 31, 2004. The majority of the interest expense decrease is due to the reclassification of a $1,273,500 imputed note payable to Rainmaker Ventures, Ltd. to additional paid-in-capital at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

During the year ended December 31, 2004, ITIS's cash and cash equivalents decreased by $7,294 from the December 31, 2003 balance of $110,976 in available cash to $103,682 in available cash at December 31, 2004. The Company has a working capital deficit of $4,971,380 at December 31, 2004. Cash used in operating activities was $883,984, cash provided by investment activities was $750,833 and cash provided by financing activities was $125,857.

Cash used in operating activities of $833,984 is primarily due to operating losses. Cash provided by investment activities is due to payments received on notes receivable of $400,833 and proceeds from sale of our database of $350,000. Cash provided by financing activities is due to new loan proceeds from a third party lender of $325,000 and advances from related parties in the amount of $175,447. These amounts are offset by $374,590 in payments made on various notes payable.

ITIS does not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow ITIS to remain in business. While management is seeking new business opportunities for ITIS, the litigation support services of Litidex(R) have been suspended indefinitely, and on June 1, 2004, subsidiary PharmHouse closed its only operating pharmacy. Management plans to continue to utilize additional loans from related parties and investors as long as funds from these sources remain available. In addition, management hopes to convert existing long-term assets to cash in the near term.

ITIS will be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders.

As reflected in the accompanying financial statements, ITIS has incurred $37,397,833 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AND

FINANCIAL STATEMENTS



                                                                                                      PAGE
                                                                                                      ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Consolidated Balance Sheet as of December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . .    10

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004
and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and
December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Consolidated Statements of Cash Flow for the years ended December 31, 2004 and December 31, 2003 . .    13

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
ITIS Holdings Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of ITIS Holdings Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years then
ended.   These consolidated financial statements are the responsibility of ITIS'
management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITIS Holdings Inc. as of December 31, 2004 and the results of its consolidated operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ITIS Holdings Inc. will continue as a going concern. ITIS Holdings Inc. has a deficit equity position of $8.3 million at December 31, 2004 and incurred net losses of $1 and $5.9 million during 2004 and 2003, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 10, 2005

                             IT IS HOLDINGS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                       December 31, 2004


                                     ASSETS
Current assets:
  Cash and cash equivalents                                                       $    103,682
  Note receivable-current portion                                                      480,000
  Marketable securities                                                                 29,591
                                                                                  -------------
    Total current assets                                                               613,273
                                                                                  -------------

  Note receivable, net of current portion                                              751,179
  Other long term assets                                                                 2,278
  Fixed assets, net of $325,703 depreciation                                            32,406
                                                                                  -------------
    Total assets                                                                  $  1,399,136
                                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable-other                                                             $    293,471
  Disputed note to Cootes Drive LLC                                                    500,000
  Accounts payable                                                                     291,260
  Advances from related parties                                                        908,765
  Accrued interest-related parties                                                   1,510,237
  Accrued liabilities                                                                   53,394
  5% Series A Mandatorily Redeemable Convertible Preferred Stock,
    par value $.001; 300 shares authorized; 161.08 shares issued and outstanding     2,027,526
                                                                                  -------------
    Total current liabilities                                                        5,584,653
                                                                                  -------------
  Long term notes payable to Chairman                                                2,150,117
  Long term notes payable to Directors                                               2,022,500
                                                                                  -------------
    Total liabilities                                                                9,757,270
                                                                                  -------------

  Commitments and contingencies                                                              -

Stockholders' deficit:
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450 shares issued and  5,495,743 shares outstanding                5,697
  Additional paid in capital                                                        29,442,652
  Accumulated deficit                                                              (37,397,833)
  Treasury stock, at cost, 201,707 shares                                             (323,127)
  Accumulated other comprehensive income,
    unrealized loss on investments                                                     (85,523)
                                                                                  -------------
    Total stockholders' deficit                                                     (8,358,134)
                                                                                  -------------

    Total liabilities and stockholders' deficit                                   $  1,399,136
                                                                                  =============

                             See accompanying summary of accounting policies
                                    and notes to financial statements

                       ITIS HOLDINGS INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years Ended December 31, 2004 and 2003


                                                   2004          2003
                                               ------------  ------------
REVENUE, NET OF DEFERRED INCOME
    Automated litigation support services      $    35,000   $   471,707
    Database management sales and services               -        46,065
    Pharmaceutical sales                           148,470       306,305
                                               ------------  ------------
    Total revenues                                 183,470       824,077
                                               ------------  ------------

OPERATING EXPENSES:
    Cost of sales-pharmaceuticals                  120,754       226,781
    Selling and marketing                           19,936        92,645
    General and administrative                   1,042,973     2,188,107
    Production and computer service                 23,328       215,850
    Amortization and depreciation                   84,259       316,537
    Impairment charge                               17,995       346,533
                                               ------------  ------------
    Total operating expenses                     1,309,245     3,386,453
                                               ------------  ------------

LOSS FROM OPERATIONS                            (1,125,775)   (2,562,376)

DISCONTINUED OPERATIONS
    Loss on disposal of business segments                -    (2,595,652)

INTEREST INCOME                                    155,151       172,375
INTEREST EXPENSE                                  (422,046)     (954,799)
DEBT FORGIVENESS INCOME                             36,709             -
GAIN ON SALE OF INVESTMENTS
    AND EQUIPMENT                                  329,737       128,122
LOSS ON RETIREMENT OF ASSETS                       (12,197)            -
                                               ------------  ------------

NET LOSS                                        (1,038,421)   (5,812,330)

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on investments
      available for sale                             4,928       (78,642)
                                               ------------  ------------

NET AND COMPREHENSIVE LOSS                     $(1,033,493)  $(5,890,972)
                                               ============  ============

NET LOSS PER SHARE:
BASIC AND DILUTED - CONTINUING OPERATIONS      $     (0.18)  $     (1.10)
                                               ============  ============
BASIC AND DILUTED- DISCONTINUED OPERATIONS     $         -   $     (0.49)
                                               ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING              5,697,450     5,347,133
                                               ============  ============

                See accompanying summary of accounting policies
                        and notes to financial statements

                                         ITIS HOLDINGS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        Years Ended December 31, 2004 and 2003



                                                                                                       Comprehensive
                           Number of                                                                      Income:
                            Common             Additional                               Receivable      Unrealized
                            Shares    Common     Paid-in      Retained      Treasury       from           Gain on
                            Issued     Stock     Capital       Deficit       Stock      Shareholder     Investments       TOTAL
                           --------------------------------------------------------------------------------------------------------
Balances, December         5,357,450  $ 5,357  $26,929,435  $(30,547,082)  $(320,877)  $    (50,119)  $      (11,809)  $(3,995,095)
  31, 2002

Issuance of common
  stock in exchange
  for accounts payable       300,000      300       59,700             -           -              -                -        60,000
Issuance of common
  stock for services          40,000       40        7,960             -           -              -                -         8,000
Change in note receivable
  issued for purchase of
  common stock                     -        -            -             -           -         50,119                -        50,119
Fair value adjustment
  to securities
  available for sale               -        -            -             -           -              -          (78,642)      (78,642)
Purchase of treasury
  stock                            -        -            -             -      (2,250)             -                -        (2,250)
Reclassify imputed note
  payable to related
  party to paid-in
  capital                          -        -    2,367,339             -           -              -                -     2,367,339
Net loss                           -        -            -    (5,812,330)          -              -                -    (5,812,330)
                           --------------------------------------------------------------------------------------------------------
Balances, December
  31, 2003                 5,697,450    5,697   29,364,434   (36,359,412)   (323,127)             -          (90,451)   (7,402,859)

Fair value adjustment to
  securities available
  for sale                         -        -            -             -           -              -            4,928         4,928
Imputed interest on
  related
  party advances                   -        -       78,218             -           -              -                -        78,218
Net loss                           -        -            -    (1,038,421)          -              -                -    (1,038,421)
                           --------------------------------------------------------------------------------------------------------
Balances, December
  31, 2004                 5,697,450  $ 5,697  $29,442,652  $(37,397,833)  $(323,127)  $          -   $      (85,523)  $(8,358,134)
                           ========================================================================================================

                                           See accompanying summary of accounting policies
                                                  and notes to financial statements

                       ITIS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     Years Ended December 31, 2004 and 2003

                                                       2004          2003
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,038,421)  $(5,812,330)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                      -         8,000
    Imputed interest                                    78,218             -
    Amortization and depreciation                       84,259       316,537
    Amortization discount interest income              (73,708)            -
    Bad debt expense                                   184,162             -
    Impairment charge                                   17,995       346,533
    Debt forgiveness income                            (36,709)            -
    (Gain) loss on sales of investments                 20,263      (128,739)
    (Gain) loss on sale of database                   (350,000)    2,595,652
    Loss on retirement of fixed assets                  12,197           617
    Changes in:
      Accounts receivable                               10,436      (141,232)
      Accrued interest on notes receivable                   -          (983)
      Inventory                                         34,823         5,033
      Other assets                                      37,292       (41,738)
      Accounts payable                                 (12,609)     (102,123)
      Accrued liabilities                               (3,279)            -
      Accrued interest - related party                 151,097       809,090
      Deferred revenue                                       -      (154,155)
                                                   ------------  ------------
    Net cash used in operating activities             (883,984)   (2,299,838)
                                                   ------------  ------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Payments received on notes receivable                400,833             -
  Proceeds from sale of database                       350,000       546,044
  Proceeds from sales of investments                         -       797,301
  Proceeds from sale of equipment                            -           750
  Purchase of furniture and equipment                        -        (9,238)
                                                   ------------  ------------
    Net cash provided by investment activities         750,833     1,334,857
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                          325,000       426,061
  Advances from related parties                        175,447       733,318
  Payments on notes payable                           (374,590)     (400,559)
  Purchase of treasury stock                                 -        (2,250)
  Payments received on notes receivable                      -        70,665
                                                   ------------  ------------
    Net cash provided by financing activities          125,857       827,235
                                                   ------------  ------------
NET CHANGE  IN CASH AND CASH
  EQUIVALENTS                                           (7,294)     (137,746)
CASH AND CASH EQUIVALENTS, beginning of period         110,976       248,722
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, end of period           $   103,682   $   110,976
                                                   ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                           $   186,934   $   114,167
  Non cash investing and financing transactions:
    Fair value of marketable securities delivered
      as interest payment                               25,000        36,000
    Fair value of marketable securities received
      as payment on accounts receivable                      -        73,380
    Issuance of common stock for accounts payable            -        60,000
    Reclassify imputed note payable to additional
      paid in capital                                        -     2,367,339

                See accompanying summary of accounting policies
                        and notes to financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. ITIS Inc. was originally incorporated in Idaho in 1967 and, until 1992, operated as an exploratory mining company with extremely limited operations. In January 1996, ITIS Inc. was reincorporated in Delaware and the corporate name was changed to Planet Resources, Inc. On March 27, 2001, Planet Resources was spun-off from ITIS Inc. On September 18, 2002, ITIS Inc., the Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Until mid-2004, ITIS Holdings Inc. provided automated litigation support services, document and database management services, and operated pharmacies. Currently, ITIS has no revenue-producing operations.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of ITIS and its wholly owned operating subsidiaries, National Law Library, PharmHouse, and ITIS, Inc. (Litidex). All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification of Accounts. Certain reclassifications have been made to prior year balances for discontinued operations to conform to current year presentation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents. ITIS considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Marketable securities include available-for-sale equity securities at their fair value. For the available-for-sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income or loss. The fair values of the securities at year-end are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded.

Revenue Recognition. ITIS recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues consisted of service fees charged for the automated litigation support services of Litidex and fees charged for products sold in the pharmacies of PharmHouse, as follows:

     Product Revenue- Revenue from the sales of products is recognized after
     ---------------
     shipment of the products and fulfillment of acceptance terms, if any.

     Services Revenue- In December 2003, ITIS began recognizing revenues from
     ----------------
     its litigation support services on the cash basis due to the uncertainty of collection.

Concentration of Credit Risk. In May 2003, National Law Library sold certain assets and Brief Reporter to JuriSearch Holdings, LLC. At December 31, 2004, the balance owed to National Law Library by JuriSearch is $1,231,179. Because of steady collection experience, no allowance for doubtful accounts is recorded. The long-term portion represents the amounts we estimate will not be paid to us within the next twelve months, discounted by 12%.

Software costs. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the software and includes the cost of related patents. During 2003, amortization of software costs of $225,683 and an impairment charge of $210,283 were recorded (see note
3).  This fully retired previously capitalized software costs of $1,586,106.

Depreciation is computed using the straight-line method over a five-year period. Fixed assets consisted of the following at December 31, 2004:

Description                     Life        Amount
------------------------------  ----------  ----------
Computer equipment              3 years     $ 267,819
Office furniture and equipment  7 years        32,090
Software                        8 years        58,200
                                            ----------
                                              358,109
Less: accumulated depreciation               (325,703)
                                            ----------
                                            $  32,406
                                            ==========

Depreciation expense totaled $84,259 and $ 90,854 in 2004 and 2003, respectively.

Income Taxes. ITIS accounts for income taxes in accordance with the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the impact of temporary differences between financial accounting and tax bases of assets and liabilities. Such differences relate primarily to the capitalization, amortization and write-off of certain intangibles, the deductibility of certain accruals and reserves and the effect of tax loss and tax credit carry-forwards not yet utilized. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

Stock-Based Compensation. Compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. Additionally, for stock-based compensation grants to consultants, ITIS recognizes as compensation expense the fair value of such grants as calculated pursuant to SFAS No. 123, recognized over the related service period.

Basic Loss Per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at December 31, 2004 and 2003 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

Recently issued accounting pronouncements. ITIS does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ITIS' results of operations, financial position or cash flow.

NOTE  2  -  BUSINESS  SEGMENTS:

ITIS Holdings owns subsidiaries that, through the quarter ended June 30, 2004, provided automated litigation support services, document and Database management services, and that operated pharmacies.

                                             SEGMENT INFORMATION
                                             ---------------------

YEAR ENDED                                   LOSS FROM    INTEREST     TOTAL     DEPRECIATION/
DECEMBER 31, 2004               NET SALES    OPERATIONS    EXPENSE     ASSETS     AMORTIZATION
------------------------------  ----------  ------------  ---------  ----------  --------------
Database Management             $        -  $  (145,767)  $ 223,915  $1,363,945  $       39,755
Automated Litigation Support        35,000     (132,816)    198,131      17,006          37,936
Pharmacy Operations                148,470     (424,072)          -      18,185           6,568
Unallocated corporate overhead           -     (423,120)          -           -               -
                                ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.       $  183,470  $(1,125,775)  $ 422,046  $1,399,136  $       84,259
                                ==========  ============  =========  ==========  ==============


YEAR ENDED                                  LOSS FROM     INTEREST   TOTAL       DEPRECIATION/
DECEMBER 31, 2003               NET SALES   OPERATIONS    EXPENSE    ASSETS      AMORTIZATION
------------------------------  ----------  ------------  ---------  ----------  --------------
Database Management             $   46,065  $  (743,524)  $ 162,587  $1,632,218  $      233,977
Automated Litigation Support       471,707     (844,796)    425,528     328,070          42,458
Pharmacy Operations                306,305     (974,056)    366,684     199,240          40,102
                                ----------  ------------  ---------  ----------  --------------
Total, ITIS Holdings Inc.       $  824,077  $(2,562,376)  $ 954,799  $2,159,528  $      316,537
                                ==========  ============  =========  ==========  ==============

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS

Assets classified as held and used require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, impairment charges of $17,995 and $346,533 were recorded to software costs and other intangible assets during 2004 and 2003.

NOTE 4 - ACQUISITIONS & DISPOSITIONS

National Law Library Assets and Brief Reporter

On July 29, 2002 ITIS sold a copy of its federal and state constitutions, statutes, regulations, case law, rules and legal briefs to American Legal Data, LLC for $2 million, of which $91,000 was paid at or prior to closing. The remainder ($1,909,000) was payable in minimum monthly installments of $16,000 for 120 months beginning August 16, 2002. No gain on sale was recorded during 2002 and 2003 except for the amounts collected. On December 23, 2004, ITIS accepted $350,000 as a lump sum payment in full of this note.

In May 2003, ITIS subsidiaries National Law Library, Brief Reporter and Litidex sold their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. At that time, $2,423,750, representing the undiscounted guaranteed minimum payment, was recorded as the sales price, resulting in a loss on disposal of business segments in the amount of $2,276,250. In addition, management recorded a note receivable from JuriSearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payment received in the amount of $400,183. Payments are due monthly over a twenty-five year period based on a percentage of subscriber income, with guaranteed monthly minimums totaling in aggregate $2,423,750 over the first five years. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables by $319,402 using a 12% interest rate. As a result, in 2003, a net loss of $2,595,652 was recorded for the disposal of the business segments. At December 31, 2004, the outstanding balance of guaranteed payments was $1,427,734, recorded net of discounts as $480,000 current portion and $751,179 long-term portion.

PharmHouse Net Revenue Interest
On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse sold a 50% net revenue interest in the first 14 pharmacy locations it established to Rainmaker Ventures, Ltd., owned by an officer and directors of ITIS, for up to $2,500,000. The pharmacy operation was shut down in early 2004 after disappointing results. $2,173,500 in 2002 and 2003 advances under this agreement and $193,839 in imputed interest were reclassified to paid in capital as of December 31, 2003.

NOTE 5 - SHORT-TERM RELATED PARTY NOTES PAYABLE

Note payable to a director, with interest at prime + 2%, due on demand  $ 50,000
Advances payable to directors, no interest and due on demand             908,765
                                                                        --------
Net due                                                                 $958,765
                                                                        --------

Although the advances are non-interest bearing, interest on the total amount due is imputed at a 10% interest rate and recorded as paid-in-capital.

NOTE 6 - LONG-TERM RELATED PARTY NOTES PAYABLE

Note payable to the CEO, with interest at prime + 2%,
due July 15, 2006                                         $2,150,117

Note payable to a director, with interest at prime + 2%,
due July 15, 2006                                          1,840,000

Note payable to a director, with interest at prime + 2%,
due July 15, 2006                                            182,500
                                                          ----------

Net due                                                   $4,172,617
                                                          ----------

Each of these notes carries a written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2006, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, each of the notes has been classified as long-term.

NOTE 7 - NOTES PAYABLE

Note payable to Houston RPM, LC, with interest at 18%,
due February 2005 and secured by the note receivable
from the database sale                                    $ 18,470

Notes payable to Frost National Bank, due in August and
September 2005, with interest at prime + .5%, guaranteed
by an officer of ITIS                                      225,000
                                                          --------
Net due                                                   $243,470
                                                          --------

NOTE 8 - DISPUTED NOTE TO COOTES DRIVE LLC

On November 20, 2000, ITIS entered into an equity line financing arrangement with Cootes Drive LLC. $500,000 was provided and is currently carried as a short-term note payable. ITIS disputes the validity of this note, on the grounds that this convertible note is a part of Cootes Drive's efforts to defraud ITIS and to manipulate the price of ITIS's stock. This convertible note and the associated funding transactions are all the subject of ITIS's suit against Cootes Drive and others (see note 10). On December 5, 2000, ITIS granted registration rights to Cootes Drive for up to 17,541,650 shares of common stock it could have acquired under the equity line financing, the convertible promissory note financings and the warrants granted in connection with all of these financings. No stock has been issued under this agreement, pending the outcome of the dispute.

NOTE 9 - INCOME TAXES

ITIS has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2004, ITIS had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $33 million, resulting in deferred tax asset amounts of $11.2 million. These carry-forwards begin to expire in 2018 through 2024. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit ITIS's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, ITIS may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since ITIS has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

ITIS leases its office space, with monthly payments of $2,238, under a lease that expires in August 2006. Rent expense under various operating leases was $85,629 and $171,054 for 2004 and 2003, respectively.

Future minimum lease payments under operating leases are:

     2005                             29,698
     2006                             15,666
                                      ------
     Total                            45,364
                                      ======

Litigation

ITIS is a party to various lawsuits related to matters normally incidental to its prior operations. No single case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of current assets.

NOTE 11 - COMMON STOCK

On June 10, 2003, ITIS issued 300,000 shares of common stock valued at $60,000 to settle a dispute with its previous landlord.

On June 10, 2003, ITIS issued 40,000 shares of common stock valued at $8,000 to a director for services rendered.

NOTE 12 - MANDATORILY REDEEMABLE PREFERRED STOCK

At December 31, 2004 and 2003, 161.08 shares of Series A mandatorily redeemable convertible preferred stock remain outstanding.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Under ITIS's 1999 Stock Option Plan, the board's compensation committee may grant up to 300,000 stock options to purchase common stock of ITIS (either incentive or non-qualified stock options) and stock appreciation rights to officers and employees.

Under ITIS's 1999 Director Option Plan, automatic grants of up to 20,000 stock options to non-employee directors are due. As of December 31, 2004, 11,800 options were due to non-employee directors under the Director Option Plan, recorded at nominal amounts.

Under ITIS's 2001 Executive Stock Option Plan, the board's stock option committee may grant stock options to employees to purchase up to 700,000 shares of common stock of ITIS. In 2001, the stock option committee of the board of directors approved the issue of 155,000 stock options under the Executive Stock Option Plan.

There were no stock options or warrants granted during the years ended December 31, 2004 and 2003.

                           Year Ended             Year Ended
                       -------------------  ---------------------
                       December 31, 2004       December 31, 2003
                       -------------------  ---------------------
                      Weighted              Weighted
                       Average               Average
                      Exercise   Number of  Exercise   Number of
                        Price     Shares      Price      Shares
                       --------  ---------  ---------  ----------


Options Outstanding,

Beginning of Period   $    2.94  5,201,931  $    3.01  5,217,688

Options Granted       $       -          -  $       -          -

Warrants Granted      $       -          -  $       -          -

Options Cancelled     $       -          -  $   26.02    (15,757)

Options Exercised             -          -          -          -
                                 ---------             ----------
Options Outstanding,
  End of Period       $    2.94  5,201,931  $    2.94  5,201,931
                                 =========             ==========
Options Exercisable,
  End of Period       $    2.94  5,201,931  $    2.94  5,201,931
                                 =========             ==========

     Other information regarding stock options outstanding at December 31, 2004 is as follows:

                                Options Outstanding   Options Exercisable
                                --------------------  -------------------

                                           Weighted              Weighted
                    Remaining               Average               Average
Range of Exercise      Life     Number of  Exercise   Number of  Exercise
     Price           (Years)     Shares      Price     Shares      Price
------------------  ----------  ---------  ---------  ---------  --------

..77-1.50               .3-1.5  4,866,431  $    0.96  4,866,431  $    0.96

30.00-35.60            .3-4.3    325,000  $   31.11    325,000  $   31.11

45.00-51.90            .6-2.7     10,500  $   47.96     10,500  $   47.96
                                ---------             ---------

Totals                          5,201,931             5,201,931
                                =========             =========

NOTE 14 - GOING CONCERN

ITIS does not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow ITIS to remain in business. While management is seeking new business opportunities for ITIS, the litigation support services of Litidex(R) have been suspended indefinitely, and on June 1, 2004, subsidiary PharmHouse closed its only operating pharmacy. Management plans to continue to utilize additional loans from related parties and investors as long as funds from these sources remain available. In addition, management hopes to convert existing long-term assets to cash in the near term.

ITIS will be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders.

As reflected in the accompanying financial statements, ITIS has incurred $37,397,833 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the year covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective

Changes in Internal Control Over Financial Reporting

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

There are currently four directors on our board of directors. Our board of directors is divided into three classes with staggered three-year terms.

The following table sets forth certain information concerning our directors and executive officers who were either serving or had been chosen to serve in this capacity as of March 31, 2005:

      NAME         AGE  POSITION WITH ITIS
      ----         ---  ------------------
Hunter M.A. Carr .  57  Chairman of the Board of Directors, President and Chief
                        Executive Officer

W. Allyn Hoaglund.  57  Director, Chairman of Audit Committee, Chairman of
                        Litigation Committee

George A. Roberts.  86  Director and member of Compensation Committee

W. Paul Thayer . .  85  Director and Chairman of Compensation Committee

Kara A. Kirker . .  42  Secretary/Treasurer, and Chief Financial Officer and Treasurer
                        of National Law Library

Joanna Hoover. . .  55  Executive Vice President, Chief Financial Officer

HUNTER M.A. CARR is 57 years old and has been a director since March 30, 1999.Mr. Carr has been our chairman of the board of directors, president and chief executive officer since March 30, 1999. He is the founder of National Law Library, Inc. and has served as chairman of the board and president of National Law Library since its founding in November 1998. From April 1994 until July 1999, Mr. Carr served as chairman of the board and chief executive officer of ITIS, Inc. (Litidex), a Texas corporation in which he was the sole stockholder at that time. In July 1999, Mr. Carr resigned as chief executive officer of Litidex, and in April 2000 the Texas corporation became a wholly owned subsidiary of ITIS. Mr. Carr was re-elected as CEO of Litidex(R) in May 2002 and resigned in January 2004.

W. ALLYN HOAGLUND is 57 years old and has been a director since July 27, 2000. An experienced trial attorney in Houston,

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

GEORGE A. ROBERTS is 86 years old and has been a director since January 1, 2000. Dr. Roberts served Teledyne, Inc. in various positions from 1966 until his retirement in 1993. He began his service as president, became chief executive officer and president in 1986, was elected vice chairman of the board and chief executive officer in 1991, and became chairman of the board in 1991. Prior to that time, from 1941 until 1966, Dr. Roberts was employed by the Vasco Metals Corporation, first as research metallurgist, as chief metallurgist in 1945, as vice president-technology in 1953, and was elected president in 1961.

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

W. PAUL THAYER is 85 years old and has been a director since December 22, 1999. Mr.Thayer's background provides a wealth of experience from which he can draw as a director. From 1983 to 1984, he served in the Reagan Administration as Deputy Secretary of Defense and received many awards for his service. Prior to this time, from 1970 to 1983, Mr. Thayer served as chairman of Ling-Temco-Vought in Dallas, Texas. Mr. Thayer graduated number one in his Navy Aviation Cadet Class. He later served as a test pilot, combat ace, commercial airline pilot, and he flew around the world in 1993. Mr. Thayer was a U.S. Navy combat ace in World War II and an experimental test pilot. He was the first pilot to break the sound barrier in a production Navy fighter. In 1994, he was inducted into the Navy Experimental Test Pilots Hall of Fame, and he is a past recipient of the J. H. Doolittle Award and the Kitty Hawk Award. Among his many other honors are the Distinguished Flying Cross, two presidential citations, and the distinguished Horatio Alger Award. Mr. Thayer's notable community service includes the Robert
M. Thompson Navy League Award for outstanding civilian leadership, the University of Kansas Distinguished Service Citation for outstanding achievements and service to mankind, and the Air Force Medal and Decoration for Exceptional Civilian Service. In addition, Mr. Thayer is a past chairman of the Chamber of Commerce of the United States and of the National Corporate Advisory Board of the Vietnam Veterans Memorial Fund.

KARA A. KIRKER has served as our Treasurer and as National Law Library's Chief Financial Officer and Treasurer since October 1, 1999. She was elected Secretary of IT IS on June 15, 2004. Prior to joining us, Ms. Kirker provided services to National Law Library on a contract basis as an officer of ITIS. From January 1994 until National Law Library's inception in November 1998, Ms. Kirker served as the controller and treasurer of ITIS, in which positions she continues to serve. From 1981 to 1994, Ms. Kirker served as assistant treasurer of Stone & Webster Oil Company, Inc. in the revenue accounting area.

JOANNA HOOVER joined us on May 1, 2000, after having served as outside Certified Public Accountant for ITIS and its related entities since 1994. Ms. Hoover has been in the practice of public accounting since 1973 and was a shareholder/partner in the Houston accounting firm of Nommensen, Hoover & Williams, P.C. from 1985 until 2000. On June 6, 2000, Ms. Hoover became our Chief Financial Officer, and on June 15, 2004 she was elected Executive Vice President of ITIS. From October 2003 through November 2004, Ms. Hoover also served as acting Chief Financial Officer for NutraCea, a publicly-held health science company focused on the development and distribution of products based on the use of stabilized rice bran and proprietary rice bran formulations.

Family Relationships

Kara A. Kirker is a niece by marriage of Hunter M.A. Carr.

Audit Committee and Audit Committee Financial Expert

The audit committee of ITIS consists of W. Allyn Hoaglund, who is an independent director pursuant to Rule 4200(a)(15) of the NASD's listing standards. ITIS does not have a financial expert serving on its audit committee, as the Company has been unable to attract a qualified financial expert to serve on its audit committee at the present time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that ITIS's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the SEC. ITIS believes, based solely on a review of the copies of such reports furnished to ITIS during the fiscal year ended December 31, 2004, that all Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person.

Code  of  Ethics

All members of the management team of ITIS, including our Chief Executive Officer, Chief Financial Officer, Controller and others, adopted an Executive Code of Ethics on January 1, 2003. Our Board of Directors approved the code on March 6, 2003. Our Executive Code of Ethics may be viewed by going to our Website, www.itisinc.com. Upon request, a copy of the code of ethics will be
         ---------------
provided without charge upon written request to ITIS Holdings Inc., P. O. Box 421566, Houston, Texas 77242.

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid by ITIS directly to certain executive officers during the fiscal years ended December 31, 2004, 2003 and 2002. Apart from these officers, ITIS did not pay any other executive officers an annual salary and bonus exceeding $100,000 during these periods.

                                                      SUMMARY COMPENSATION TABLE
                                      FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                       ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                 -------------------------------  ---------------------------------
                                                                          AWARDS           PAYOUTS
                                                                  -----------------------  --------
                                                       OTHER      RESTRICTED   SECURITIES                 ALL
NAME AND PRINCIPAL                                    ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
POSITION                   YEAR   SALARY   BONUS   COMPENSATION     AWARDS      OPTIONS    PAYOUTS   COMPENSATION
-------------------------  ----  --------  ------  -------------  -----------  ----------  --------  -------------
Hunter M.A. Carr,          2004  $      -  $    -  $           -  $         -           -  $      -  $           -
  Chairman of the Board,   2003  $142,500  $    -  $           -  $         -           -  $      -  $           -
  President and Chief      2002  $182,250  $    -  $           -  $    60,000           -  $      -  $           -
  Executive Officer

Joanna Hoover,             2004  $ 70,000  $    -  $           -  $         -           -  $      -  $           -
  Vice President and       2003  $116,250  $    -  $           -  $         -           -  $      -  $           -
  Chief Financial Officer  2002  $121,000  $    -  $           -  $    30,000           -  $      -  $           -

Kara A. Kirker             2004  $ 84,000  $    -  $           -  $         -           -  $      -  $           -
  Secretary/Treasurer and  2003  $ 84,000  $    -  $           -  $         -           -  $      -  $           -
  Chief Financial Officer  2002  $ 85,000  $    -  $           -  $    20,000           -  $      -  $           -
  and Treasurer of
  National Law Library

During the year ended December 31, 2004 ITIS did not grant any stock options or stock appreciation rights.

There were no exercises of stock options by employees of ITIS during the year ended December 31, 2004. The number and value of securities underlying unexercised options held on December 31, 2004 is as indicated below.

                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                     SHARES                    OPTIONS AT END OF PERIOD       AT END OF PERIOD (2)
                    ACQUIRED       VALUE      ---------------------------  ----------------------------
NAME              ON EXERCISE  REALIZED (1)   EXERCISABLE  UNEXERCISEABLE  EXERCISABLE   UNEXERCISABLE
----------------  -----------  -------------  -----------  --------------  ------------  --------------
Hunter M.A. Carr            -  $           -    2,589,977               -  $          -  $            -


(1) Based on the difference between the option exercise prices and the closing sale price of $.03 of our common stock as reported on the over-the-counter bulletin board on December 31, 2004 multiplied by the number of shares underlying the options.

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

In December 1999, the board of directors approved outside director compensation in the form of awards of our common stock. These awards were to be for 25,000 shares of our common stock payable to each outside director at the beginning of each year of service. In August 2002, the board of directors approved a change to outside director compensation as follows:

     - Director fees were changed from 25,000 shares per year to $25,000 in shares per year

     - Committee fees were established to compensate the chairman with an additional $15,000 in shares per year, a member with an additional $12,000 in shares per year

In September 2002 we issued a total of 261,324 shares of our common stock, valued at $192,730, to outside directors. No shares of common stock were issued to directors in 2003 or 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 25, 2005 regarding the beneficial ownership of our common stock (i) by each person or group known by our management to own more than 5% of the outstanding shares of common stock,
(ii) by each director, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws. The mailing address for each person identified below is c/o ITIS Holdings Inc.,
P. O. Box 421566, Houston, Texas, 77242.

                                       BENEFICIALLY       OUTSTANDING
NAME                                      OWNED            SHARES (1)
Hunter M.A. Carr                          4,367,245  (2)         54.0%
Paul Thayer                                 406,602  (3)          7.1%
George A. Roberts                         2,256,676  (4)         29.7%
W. Allyn Hoaglund                           130,000               1.7%
Joanna Hoover                                82,500               1.1%
Kara A. Kirker                              272,327  (5)          3.6%
                                       ------------       ------------

All officers and directors as a group     7,515,350              72.3%
                                       ============       ============

(1) Percentage of beneficial ownership is based on 5,495,743 shares of common stock outstanding as of March 25, 2005. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of March 25, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Includes options and warrants to purchase 2,589,977 common shares that are currently exercisable.

(3) Includes warrants to purchase 204,102 common shares that are currently exercisable.

(4) Includes warrants to purchase 2,107,352 common shares that are currently exercisable.

(5) Includes 187,327 shares held by Mrs. Kirker's spouse, as to which Mrs. Kirker disclaims beneficial ownership

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITIS has a short-term note payable for $50,000 with interest at prime + 2%, due on demand, to a director. ITIS has due on demand advances payable to directors for $908,765. Although the advances are non-interest bearing, interest on the total amount due is imputed at a 10% interest rate and recorded as paid-in-capital.

ITIS has long term notes payable to related parties as follows:

Note payable to the CEO, with interest at prime + 2%,
due July 15, 2006                                         $2,150,117

Note payable to a director, with interest at prime + 2%,
due July 15, 2006                                          1,840,000

Note payable to a director, with interest at prime + 2%,
due July 15, 2006                                            182,500
                                                          ----------
Net due                                                   $4,172,617
                                                          ----------

Each of these notes carries a written commitment to ITIS to provide forbearance and extend the due date on such note to at least July 15, 2006, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, each of the notes has been classified as long-term.

On July 1, 2002, ITIS and its wholly owned subsidiary PharmHouse sold a 50% net revenue interest in the first 14 pharmacy locations it established to Rainmaker Ventures, Ltd., owned by an officer and directors of ITIS, for up to $2,500,000. The pharmacy operation was shut down in early 2004 after disappointing results. $2,173,500 in 2002 and 2003 advances under this agreement and $193,839 in imputed interest were reclassified to paid in capital as of December 31, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following documents are filed as exhibits to the Form 10-KSB of ITIS Holdings Inc. and incorporated by reference.

EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------
  2.1    Agreement and Plan of Reorganization dated March 25, 1999, between Planet Resources, National
         Law Library and the stockholders of National Law Library  (incorporated by reference to Exhibit
         A to ITIS's Form 8-K filed on April 2, 1999).


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

  3.1    Articles of Incorporation of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.1 to ITIS's
         Form 10-KSB filed on April 16, 2003).

  3.2    Articles of Amendment of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.2 to ITIS's
         Form 10-KSB filed on April 16, 2003).

  3.3    Bylaws of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.3 to ITIS's Form 10-KSB filed on April 16, 2003).

  3.4    Amendment No. 1 to Bylaws of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.4 to
         ITIS's Form 10-KSB filed on April 16, 2003).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

  10.31  Purchase of Net Revenue Interest agreement dated July 1, 2002, by and among ITIS Inc.,
         PharmHouse Inc. and Rainmaker Ventures, Ltd. (incorporated by reference to Exhibit 2.1 to ITIS'S
         Form 8-K filed on July 15, 2002).

  10.32  Asset Purchase Agreement dated August 27, 2002 by and between ITIS, Inc., National Law
         Library, Inc. and Brief Reporter, LLC and JuriSearch Holdings, LLC (incorporated by reference to
         Exhibit 2.15 to ITIS'S form 8-K filed on September 11, 2002).

  14.1   Executive Code of Ethics dated January 1, 2003 (incorporated by reference to Exhibit 14.1 to
         ITIS's Form 10-KSB filed on May 14, 2004).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

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

  32.1   Certification of Hunter M.A. Carr, Chief Executive Officer, and Joanna Hoover, Chief Financial
         Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company's independent public accountants for the audit of the Company's financial statements for the fiscal year ended December 31, 2004 and 2003 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were $41,025 and $52,000, respectively.

Audit-Related Fees

There were no fees billed for other audit-related services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2004 and 2003.

Tax Fees

There were no fees billed for tax services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2004 and 2003.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant during the fiscal years ended December 31, 2004 and 2003.

The Audit Committee considered whether, and has determined that, the provision of services by the Company's independent public accountants is compatible with maintaining the independent accountant's independence. At the present time, all tax and related consulting services are being provided by accountants other than the Company's independent public accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31 day of March 2005.


                                   ITIS Holdings Inc.

                                   By:  /s/  Hunter M.A. Carr
                                      -----------------------
                                   Hunter M.A. Carr
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hunter M.A. Carr    Chairman of the Board, President and Chief Executive    March 31, 2005
----------------------  Officer (Principal Executive Officer)
Hunter M.A. Carr

 /s/ George A. Roberts  Director                                                March 31, 2005
----------------------
George A. Roberts

 /s/ W. Paul Thayer     Director                                                March 31, 2005
----------------------
W. Paul Thayer

 /s/ W. Allyn Hoaglund  Director                                                March 31, 2005
----------------------
W. Allyn Hoaglund

 /s/ Joanna Hoover      Vice President and Chief Financial Officer (Principal   March 31, 2005
----------------------  Financial and Accounting Officer)
Joanna Hoover

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

  2.15   Plan and Agreement of Merger of ITIS Inc. with and into ITIS Holdings Inc. dated August 26,
         2002 (incorporated by reference to Exhibit 2.15 to ITIS's Form 8-K filed on September 23, 2002)
  3.1    Articles of Incorporation of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.1 to ITIS's
         Form 10-KSB filed on April 16, 2003).

  3.2    Articles of Amendment of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.2 to ITIS's
         Form 10-KSB filed on April 16, 2003).

  3.3    Bylaws of ITIS Holdings Inc. (incorporated be reference to Exhibit 3.3 to ITIS's Form 10-KSB filed on April 16, 2003).

  3.4    Amendment No. 1 to Bylaws of ITIS Holdings Inc. (incorporated by reference to Exhibit 3.4 to
         ITIS's Form 10-KSB filed on April 16, 2003).

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


EXHIBIT  DESCRIPTION
-------  -----------
NUMBER
------

  10.32  Asset Purchase Agreement dated August 27, 2002 by and between ITIS, Inc., National Law
         Library, Inc. and Brief Reporter, LLC and JuriSearch Holdings, LLC (incorporated by reference to
         Exhibit 2.15 to ITIS'S form 8-K filed on September 11, 2002)

  14.1   Executive Code of Ethics dated January 1, 2003 (incorporated by reference to Exhibit 14.1 to
         ITIS's Form 10-KSB filed on May 14, 2004).

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

  32.1   Certification of Hunter M.A. Carr, Chief Executive Officer, and Joanna Hoover, Chief Financial
         Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002