Form 10QSB
period 2005-03-31
ITIS HOLDINGS INC
filed 2005-05-23
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

                [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                        --------------------------------

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

The number of shares of the issuer's common stock outstanding as of May 23, 2005 was 5,495,743.

Transitional Small Business Disclosure Format (Check One): Yes [_]     No [X]

                               ITIS HOLDINGS INC.

                                  FORM 10-QSB

                         FOR THE QUARTER MARCH 31, 2005

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . .     3

Item 2.   Management's Discussion and Analysis Or Plan of Operation . .     7

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . .     9

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                             ITIS HOLDINGS INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       MARCH 31, 2005
                                         (Unaudited)


                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $          -
    Note receivable-current portion                                                 480,000
    Investments available for sale, at fair market value                             27,280
                                                                               -------------
        Total current assets                                                        507,280

    Note receivable, net of current portion                                         682,939
    Other long-term assets                                                            2,238
    Fixed assets, net of $89,690 accumulated depreciation                             8,401
    Net assets of discontinued operations                                             5,900
                                                                               -------------

        Total assets                                                           $  1,206,758
                                                                               =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Bank overdraft                                                             $      3,312
    Notes payable-other                                                             275,000
    Disputed note to Cootes Drive LLC                                               500,000
    Accounts payable                                                                285,530
    Accounts payable-related parties                                                888,265
    Accrued interest-related parties                                              1,585,355
    Accrued liabilities                                                              55,615
                                                                               -------------
        Total current liabilities                                                 3,593,077
Long-Term liabilities:
    Long-term notes payable to Chairman                                           2,150,117
    Long-term notes payable to Directors                                          2,022,500
                                                                               -------------
Total liabilities                                                                 7,765,694
                                                                               -------------

Commitments and contingencies

Stockholders' deficit:
    Series A Convertible Preferred stock, par value $.001;
        50,000,000 shares authorized; 161.08 shares issued and outstanding                -
    Common stock, par value $.001, 150,000,000 shares
        authorized;  5,697,450 shares issued and 5,495,743 shares outstanding         5,697
    Additional paid in capital                                                   31,491,791
    Accumulated deficit                                                         (37,744,986)
    Treasury stock, at cost, 201,707 shares                                        (323,127)
    Accumulated other comprehensive income,
        unrealized gain on investments                                               11,689
                                                                               -------------
        Total stockholders' deficit                                              (6,558,936)
                                                                               -------------

        Total liabilities and stockholders' deficit                            $  1,206,758
                                                                               =============

                           ITIS HOLDINGS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                       (Unaudited)

                                                For the three months ended March 31,
                                                    2005                   2004
                                            ---------------------  ---------------------

OPERATING EXPENSES:
    Amortization and depreciation           $              8,033   $              7,454
    General and administrative                           138,943                206,405
    Loss on retirement of assets                          10,071                      -
                                            ---------------------  ---------------------
    Total operating expenses                             157,047                213,859
                                            ---------------------  ---------------------

LOSS FROM CONTINUING OPERATIONS                         (157,047)              (213,859)

DISCONTINUED OPERATIONS
    Loss from operations of
    discontinued business segments                             -                (51,336)

INTEREST INCOME                                           18,427                 50,429
INTEREST EXPENSE                                        (109,007)               (62,921)
                                            ---------------------  ---------------------

NET LOSS                                                (247,627)              (277,687)

OTHER COMPREHENSIVE GAIN (LOSS)
    Unrealized gain (loss) on investments
        available for sale                                (2,312)                11,734
                                            ---------------------  ---------------------

NET AND COMPREHENSIVE LOSS                  $           (249,939)  $           (265,953)
                                            =====================  =====================

LOSS PER COMMON SHARE                       $              (0.05)  $              (0.05)
                                            =====================  =====================

LOSS PER COMMON SHARE AS A RESULT
    OF DISCONTINUED OPERATIONS              $                  -   $              (0.01)
                                            =====================  =====================

WEIGHTED AVERAGE SHARES USED IN
    COMPUTING LOSS PER
    COMMON SHARE                                       5,495,743              5,495,743
                                            =====================  =====================

                                    ITIS HOLDINGS INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                                (Unaudited)


                                                                 For the three months ended March 31,
                                                                      2005                   2004
                                                              ---------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $           (247,627)  $           (226,351)
    Net loss from discontinued operations                                        -                (51,336)
                                                              ---------------------  ---------------------
    Net loss before discontinued operations                               (247,627)              (277,687)

    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Amortization and depreciation                                        8,033                 19,135
        Loss on retirement of fixed assets                                  10,071                      -
        Imputed interest                                                    21,613                      -
        Amortization discount interest income                              (18,427)               (18,427)
        Changes in:
            Accounts receivable                                                  -                 (6,659)
            Inventory                                                            -                 (3,940)
            Other assets                                                        40                 23,783
            Bank overdraft                                                   3,312                 38,223
            Accounts payable                                                (5,732)               (42,259)
            Accrued interest-related party                                  75,118                 47,857
            Accrued liabilities                                              2,221                  4,482
                                                              ---------------------  ---------------------

        Net cash provided by (used in) continuing operations              (151,378)               359,851
        Net cash used in discontinued operations                                 -               (575,343)
                                                              ---------------------  ---------------------

        Net cash used in operating activities                             (151,378)              (215,492)
                                                              ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds received on notes receivable                                   86,667                 97,499
                                                              ---------------------  ---------------------

        Net cash provided by continuing operations                          86,667                 97,499
        Net cash provided by discontinued operations                             -                      -
                                                              ---------------------  ---------------------

        Net cash provided by investing activities                           86,667                 97,499
                                                              ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from related parties                                            4,500                      -
    Repay advances from related parties                                    (25,000)                     -
    Payments on notes payable                                              (18,471)               (88,300)
    Proceeds from notes payable                                                  -                100,000
                                                              ---------------------  ---------------------

        Net cash provided by (used in) continuing operations               (38,971)                11,700
        Net cash provided by discontinued operations                             -                      -
                                                              ---------------------  ---------------------

        Net cash provided by (used in) financing activities                (38,971)                11,700
                                                              ---------------------  ---------------------

NET DECREASE IN CASH AND CASH
    EQUIVALENTS                                                           (103,682)              (106,293)

CASH AND CASH EQUIVALENTS, beginning of period                             103,682                110,975
                                                              ---------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period                      $                  -   $              4,682
                                                              =====================  =====================

ITIS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION:

The accompanying unaudited interim consolidated financial statements of ITIS Holdings Inc. ("ITIS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ITIS's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

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

ITIS prepares its financial statements inconformity with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of GAAP financial statements requires certain estimates, assumptions, and judgments to be made that may affect ITIS' consolidated balance sheet and results of operations. ITIS believes its most critical accounting estimates relate to asset impairment and allowance for doubtful accounts.

     - Asset impairment- We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. Assets classified as held and used for the generation of revenue require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow from the use and licensing of certain software and databases, impairment charges of $17,995 and $346,533 were recorded to software costs and other intangible assets during 2004 and 2003.

     - Allowance for doubtful accounts- We provide an allowance for doubtful accounts based on specific receivables and management's judgment regarding the likelihood of eventual collection. Because our customers are limited in number and generally well known to management, we rely most heavily on specific customer experience including payment practices and history. In 2004 we wrote off $59,086 in customer accounts receivable and $125,076 in notes receivable from third parties. Of this amount, $50,339 has been placed in the hands of a collection agency.

     - Off balance sheet arrangements-ITIS is not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the three months ending March 31, 2005 and 2004.

RESULTS OF OPERATIONS

Amortization and Depreciation Expense.   Amortization and depreciation expense
increased by $579 to $8,033 for the three months ended March 31, 2005 from $7,454 for the three months ended March 31, 2004.

General and Administrative Expense. General and administrative expense decreased by $67,462 to $138,943 for the three months ended March 31, 2005 from $206,405 for the three months ended March 31, 2004. The net decrease is a result of the following:

     - Payroll and related costs at the administrative and management level decreased by $68,512 as a result of the elimination of three corporate employees.

     - Rent, utilities and related expenses decreased by $15,179. This was primarily a result of the move of our corporate offices to smaller space in June of 2004 and the closing of the final PharmHouse location in June 2004.

     - The expense of professional fees, contract services, and outside consulting services increased by $23,719. The increase is due to increased legal fees relating to renegotiation of service contracts of subsidiary Litidex(R).

     - Miscellaneous other general and administrative expenses including materials and supplies, telephone expense, and ISP co-location costs decreased by $7,490.

Discontinued Operations. During the three months ended March 31, 2004, ITIS had revenues of $35,000 from litigation support services. During the same period, subsidiary PharmHouse had revenues of $87,511 less cost of sales of $65,228. In connection with discontinued operations the Company had amortization and depreciation expense of $11,683, production costs of $15,000, and general and administrative expenses of $63,028. Interest income related to discontinued operations was $902, while interest expense was $19,810.

Interest Expense. Interest expense increased by $46,086 to $109,007 for the three months ended March 31, 2005 from $62,921 for the three months ended March 31, 2004. The majority of the increase is due to imputed interest on non-interest bearing advances from officers and directors.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

For the three months ended March 31, 2005, ITIS's cash and cash equivalents decreased by $103,682 to no available cash at March 31, 2005 from the December 31, 2004 available cash balance of $103,682. ITIS has a working capital deficit of $3,085,797 at March 31, 2005. Cash used in operating activities was $151,378, cash provided by investment activities was $86,667, and cash used by financing activities was $38,971.

Cash used in operating activities of $151,378 is primarily due to operating losses. Cash provided by investment activities is due to payments received on notes receivable of $86,667. Cash used by financing activities of $38,971 is due to repayment of advances from related parties in the amount of $25,000 and payments on notes payable in the amount of $18,471. These amounts are offset by advances from related parties in the amount of $4,500.

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

As reflected in the accompanying financial statements, ITIS has incurred $37,744,986 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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


                                           ITIS HOLDINGS INC.



May 23, 2005                           /s/ Hunter M.A. Carr
                                       -------------------------
                                           Hunter M.A. Carr
                                           President and Chief Executive Officer

                                       /s/ Joanna Hoover
                                       -------------------------
May 23, 2005                               Joanna Hoover
                                           Principal Accounting Officer