Form 10KSB/A
period 2004-12-31
ITIS HOLDINGS INC
filed 2005-07-13
CIK 3959

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                -----------------

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues from discontinued operations for the fiscal year ended December 31, 2004, were $183,470.

The aggregate market value of the voting common equity held by non-affiliates of Registrant as of July 7, 2005 was $112,670 (based on the closing price of $.035 per share on July 7, 2005 as reported on the over-the-counter Bulletin Board).

There were 5,495,743 shares of Registrant's Common Stock outstanding as of July 7, 2005.


     Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                                   ---  ---

================================================================================

                                              ITIS HOLDINGS INC
                                                Form 10-KSB/A
                                     For the Year Ended December 31, 2004

                                              TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----

                                                    PART I

1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .     4

                                                    PART II

5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .     4
6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .     5
7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24



                                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
     Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26
11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . .    27
12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .    28
13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28
14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

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

EMPLOYEES

ITIS and its subsidiaries had 3 full-time employees as of July 7, 2005. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

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

     - Allowance for doubtful accounts-We provide an allowance for doubtful accounts based on specific receivables and management's judgment regarding the likelihood of eventual collection. Because our customers are limited in number and generally well known to management, we rely most heavily on specific customer experience including payment practices and history. In 2004 we wrote off $59,086 in customer accounts receivable and $125,076 in notes receivable from third parties. Of this amount, $50,339 has been placed in the hands of a collection agency.

     - Off balance sheet arrangements-ITIS is not party to any off balance sheet arrangements.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the years ended December 31, 2004 and 2003.

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $883,561 from $1,702,338 for the year ended December 31, 2003 to $818,777 for the year ended December 31, 2004 as a result of the following:

     - Payroll and related costs decreased by $678,694 from $1,075,881 for the year ended December 31, 2003 to $397,187 for the year ended December 31, 2004. Corporate administrative staff was reduced by six employees in the second quarter of 2003, by three employees in the third quarter of 2003, by two employees in the fourth quarter of 2003, and by four employees prior to June 30, 2004. These reductions resulted in decreased payroll and related expense of $489,944 for the year ended December 31, 2004 as compared to December 31, 2003. In addition, the Chief Executive Officer and Chief Financial Officer took salary reductions in 2004 that resulted in $188,750 in additional payroll cost savings.

     - There was no non-cash expense related to stock and option awards for the year ended December 31, 2004 as compared to $8,000 in expense for the year ended December 31, 2003.
     - Rent, utilities, and related expenses decreased by $29,903 from $95,039 for the year ended December 31, 2003 to $65,136 for the year ended December 31, 2004 as a result of the move of our corporate offices to smaller space in June 2004.
     - Miscellaneous other general and administrative expenses, which include materials and supplies, were reduced by $179,541 from $308,642 for the year ended December 31, 2003 to $129,101 for the year ended December 31, 2004. These reduced expenses primarily resulted from reductions in administration personnel.
     - The expense of professional fees, contract services, and outside consulting services increased by $12,577 from $214,776 for the year ended December 31, 2003 to $227,353 for the year ended December 31, 2004. The increase is due to increased legal fees relating to renegotiation of service contracts by a subsidiary.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense decreased by $203,271 from $243,026 for the year ended December 31, 2003 to $39,755 for the year ended December 31, 2004. The decrease is primarily due to the reduction in our capitalized software and other intangibles, which were impaired to a basis of zero at December 31, 2003.

GAIN ON SALE OF ASSETS. During the year ended December 31, 2004, ITIS accepted a $350,000 lump sum payment in full satisfaction of an outstanding note receivable. The note had been reported using the installment method of accounting due to uncertainty as to collectibility.

INTEREST EXPENSE. Interest expense decreased by $372,081 from $710,459 for the year ended December 31, 2003 to $338,378 for the year ended December 31, 2004. The majority of the interest expense decrease is due to the reclassification of a $1,273,500 imputed note payable to Rainmaker Ventures, Ltd. to additional paid-in-capital at December 31, 2003.

DISCONTINUED OPERATIONS. Details of losses from operations of discontinued business segments are as follows:

                                                   2004        2003
                                                ----------  -----------
Revenue, net of deferred income
  Automated litigation support services         $  35,000   $  471,707
  Database management sales and services                -       46,065
  Pharmaceutical sales                            148,470      306,305
                                                ----------  -----------
  Total revenues                                  183,470      824,077
                                                ----------  -----------
Operating expenses
  Cost of sales-pharmaceuticals                   120,754      226,781
  Selling and marketing                            19,936       92,645
  General and administrative                      224,197      485,769
  Production and computer service                  23,328      215,850
  Amortization and depreciation                    44,504       73,511
  Impairment charge                                56,995      407,057
  (Gain) loss on sale and retirement of assets     12,197       (1,785)
                                                ----------  -----------
  Total operating expenses                        501,911    1,499,828
                                                ----------  -----------
Operating loss from discontinued operations      (318,441)    (675,751)
Interest income                                     1,443        4,636
Interest expense                                  (83,668)    (244,340)
Gain on sale of investments                       (20,263)     126,954
                                                ----------  -----------
Net loss from operations of
  discontinued business segments                $(420,929)  $ (788,501)
                                                ==========  ===========


LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

During the year ended December 31, 2004, ITIS's cash and cash equivalents decreased by $7,294 from the December 31, 2003 balance of $110,976 in available cash to $103,682 in available cash at December 31, 2004. The Company has a working capital deficit of $2,943,855 at December 31, 2004. Cash used in operating activities was $883,984, cash provided by investment activities was $750,833 and cash provided by financing activities was $125,857.

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

As reflected in the accompanying financial statements, ITIS has incurred $37,497,360 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AND

FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      ----


Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . .    9

Consolidated Balance Sheet as of December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . .    10

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2004
and December 31, 2003  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and
December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

Consolidated Statements of Cash Flow for the years ended December 31, 2004 and December 31, 2003 . .    13

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
ITIS Holdings Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of ITIS Holdings Inc. as of December 31, 2004 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of ITIS' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITIS Holdings Inc. as of December 31, 2004 and the results of its consolidated operations and comprehensive loss and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ITIS Holdings Inc. will continue as a going concern. ITIS Holdings Inc. has a deficit equity position of $8.3 million at December 31, 2004 and incurred net losses of $1 and $5.9 million during 2004 and 2003, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, errors resulting in an overstatement of revenue and expenses for continuing operations related to a misclassification of discontinued operations were discovered by management in 2005. Accordingly, adjustments have been made as of December 31, 2004, to correct the errors.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 10, 2005

                           ITIS HOLDINGS INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                    December 31, 2004
                                       (Restated)

                                         ASSETS

Current assets:
  Cash and cash equivalents                                                $    103,682
  Note receivable-current portion                                               480,000
  Marketable securities                                                          29,592
                                                                           -------------
    Total current assets                                                        613,274
                                                                           -------------

  Note receivable, net of current portion                                       751,179
  Other long term assets                                                          2,278
  Fixed assets, net of $140,869 accumulated depreciation                         22,139
  Net assets of discontinued operations                                          10,266
                                                                           -------------
    Total assets                                                           $  1,399,136
                                                                           =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable-other                                                      $    293,471
  Disputed note to Cootes Drive LLC                                             500,000
  Accounts payable                                                              291,262
  Advances from related parties                                                 908,765
  Accrued interest-related parties                                            1,510,237
  Accrued liabilities                                                            53,394
                                                                           -------------
    Total current liabilities                                                 3,557,129
                                                                           -------------
  Long term notes payable to Chairman                                         2,150,117
  Long term notes payable to Directors                                        2,022,500
                                                                           -------------
    Total liabilities                                                         7,729,746
                                                                           -------------

  Commitments and contingencies                                                       -

Stockholders' deficit:
  5% Series A Convertible Preferred Stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding                       -
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450 shares issued and  5,495,743 shares outstanding         5,697
  Additional paid in capital                                                 31,470,179
  Accumulated deficit                                                       (37,497,360)
  Treasury stock, at cost, 201,707 shares                                      (323,127)
  Accumulated other comprehensive income,
    unrealized gain on investments                                               14,001
                                                                           -------------
    Total stockholders' deficit                                              (6,330,610)
                                                                           -------------

    Total liabilities and stockholders' deficit                            $  1,399,136
                                                                           =============

                     See accompanying summary of accounting policies
                            and notes to financial statements

                   ITIS HOLDINGS INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                 Years Ended December 31, 2004 and 2003


                                                 2004          2003
                                              (Restated)    (Restated)
                                             ------------  ------------
OPERATING EXPENSES:
  General and administrative                 $   818,777   $ 1,702,338
  Amortization and depreciation                   39,755       243,026
  (Gain) loss on sale of assets                 (350,000)          617
                                             ------------  ------------
  Total operating expenses                       508,532     1,945,981
                                             ------------  ------------

LOSS FROM OPERATIONS                            (508,532)   (1,945,981)

INTEREST INCOME                                  153,708       167,739
INTEREST EXPENSE                                (338,378)     (710,459)
DEBT FORGIVENESS INCOME                           36,709             -
                                             ------------  ------------

LOSS FROM CONTINUING OPERATIONS                 (656,493)   (2,488,701)
                                             ------------  ------------

DISCONTINUED OPERATIONS
  Loss on disposal of business segments                -    (2,595,652)
  Loss from operations of discontinued
  business segments                             (420,929)     (788,501)
                                             ------------  ------------

LOSS FROM DISCONTINUED OPERATIONS               (420,929)   (3,384,153)
                                             ------------  ------------

NET LOSS                                      (1,077,422)   (5,872,854)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments
    available for sale                            43,929       (18,118)
                                             ------------  ------------

NET AND COMPREHENSIVE LOSS                   $(1,033,493)  $(5,890,972)
                                             ============  ============

NET LOSS PER SHARE:
BASIC AND DILUTED - CONTINUING OPERATIONS    $     (0.12)  $     (0.47)
                                             ============  ============
BASIC AND DILUTED- DISCONTINUED OPERATIONS   $     (0.07)  $     (0.63)
                                             ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING            5,697,450     5,347,133
                                             ============  ============

            See accompanying summary of accounting policies
                    and notes to financial statements

                                                ITIS HOLDINGS INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Years Ended December 31, 2004 and 2003 (restated)


                                                                                                            Compre-
                                                                                                            hensive
                                 Number                                                                     Income:
                                   of                                                                     Unrealized
                         Pre-    Common             Additional                               Receivable     Gain on
                        ferred   Shares    Common     Paid-in      Retained      Treasury       From        Invest-
                        Stock    Issued     Stock     Capital       Deficit       Stock      Shareholder     ments       TOTAL
                        ----------------------------------------------------------------------------------------------------------
Balances, December
  31, 2002                 161  5,357,450  $ 5,357  $28,956,962  $(30,547,084)  $(320,877)  $    (50,119)  $(11,810)  $(1,967,571)

Issuance of
  common stock in
  exchange for
  accounts payable                300,000      300       59,700             -           -              -          -        60,000
Issuance of common
  stock for services               40,000       40        7,960             -           -              -          -         8,000
Change in note
  receivable issued
  for purchase of
  common stock                          -        -            -             -           -         50,119          -        50,119
Fair value adjustment
  to securities
  available for sale                    -        -            -             -           -              -    (18,118)      (18,118)
Purchase of treasury
  stock                                 -        -            -             -      (2,250)             -          -        (2,250)
Reclassify imputed
  note payable to
  related party to
  paid-in capital                       -        -    2,367,339             -           -              -          -     2,367,339
Net loss                                -        -            -    (5,872,854)          -              -          -    (5,872,854)
                        ----------------------------------------------------------------------------------------------------------
Balances, December
  31, 2003 (Restated)      161  5,697,450    5,697   31,391,961   (36,419,938)   (323,127)             -    (29,928)   (5,375,335)


Fair value adjustment
  to securities
  available for sale                    -        -            -             -           -              -     43,929        43,929
Imputed interest
  on related party
  advances                              -        -       78,218             -           -              -          -        78,218
Net loss                                -        -            -    (1,077,422)          -              -          -    (1,077,422)
                        ----------------------------------------------------------------------------------------------------------
Balances, December
  31, 2004 (Restated)      161  5,697,450  $ 5,697  $31,470,179  $(37,497,360)  $(323,127)  $          -   $ 14,001   $(6,330,610)
                        ==========================================================================================================

                                        See accompanying summary of accounting policies
                                               and notes to financial statements

                       ITIS HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          Years Ended December 31, 2004 (Restated) and 2003 (Restated)

                                                        2004          2003
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (656,493)  $(5,084,353)
  Net loss from discontinued operations                (420,929)     (788,501)
                                                    ------------  ------------
  Net loss before discontinued operations            (1,077,422)   (5,872,854)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Issuance of common stock, options,
      or warrants for goods or services                       -         8,000
    Imputed interest                                     78,218             -
    Amortization and depreciation                        84,259       316,537
    Amortization discount interest income               (73,708)            -
    Bad debt expense                                    184,162             -
    Impairment charge                                    56,995       407,057
    Debt forgiveness income                             (36,709)            -
    (Gain) loss on sales of investments                  20,263      (128,739)
    (Gain) loss on sale of database                    (350,000)    2,595,652
    Loss on retirement of fixed assets                   12,197           617
    Changes in:
      Accounts receivable                                10,436      (141,232)
      Accrued interest on notes receivable                    -          (983)
      Inventory                                          34,823         5,033
      Other assets                                       37,292       (41,738)
      Accounts payable                                  (12,608)     (102,123)
      Accrued liabilities                                (3,279)            -
      Accrued interest - related party                  151,097       809,090
      Deferred revenue                                        -      (154,155)
                                                    ------------  ------------
    Net cash used in continuing operations             (497,645)   (1,511,337)
    Net cash used in discontinued operations           (386,339)     (788,501)
                                                    ------------  ------------
    Net cash used in operating activities              (883,984)   (2,299,838)
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable                 400,833             -
  Proceeds from sale of database                        350,000       546,044
  Proceeds from sales of investments                          -       797,301
  Proceeds from sale of equipment                             -           750
  Purchase of furniture and equipment                         -        (9,238)
                                                    ------------  ------------
    Net cash provided by continuing operations          750,833     1,334,857
    Net cash provided by discontinued operations              -             -
                                                    ------------  ------------
    Net cash provided by investing activities           750,833     1,334,857
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           325,000       426,061
  Advances from related parties                         175,447       733,318
  Payments on notes payable                            (374,590)     (400,559)
  Purchase of treasury stock                                  -        (2,250)
  Payments received on notes receivable                       -        70,665
                                                    ------------  ------------
    Net cash provided by continuing operations          121,527       827,235
    Net cash provided by discontinued operations          4,330             -
                                                    ------------  ------------
    Net cash provided by financing activities           125,857       827,235
                                                    ------------  ------------
NET CHANGE  IN CASH AND CASH
  EQUIVALENTS                                            (7,294)     (137,746)
CASH AND CASH EQUIVALENTS, beginning of period          110,976       248,722
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of period            $   103,682   $   110,976
                                                    ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                            $   186,934   $   114,167
  Non cash investing and financing transactions:
    Fair value of marketable securities delivered
      as interest payment                                25,000        36,000
    Fair value of marketable securities received
      as payment on accounts receivable                       -        73,380
    Issuance of common stock for accounts payable             -        60,000
    Reclassify imputed note payable to additional
      paid in capital                                         -     2,367,339

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

Restatements. Restatements of 2004 and 2003 were made. See note 2 for details.

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

Investments-Investments include marketable equity securities available for sale at their fair value. For the available for sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities at year-end are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded.

Details of ITIS's marketable equity securities available for sale as of December 31, 2004 are as follows:

                                    As of
                                 12/31/2004
                                 -----------
Aggregate fair value             $    29,592
Gross unrealized holding gains   $    16,711
Gross unrealized holding losses  $     2,711

                                       Year Ended
                                 12/31/2004   12/31/2003
                                 -----------  -----------
Proceeds from sales              $    25,000  $   767,301
Gross realized gains             $         -  $   192,995
Gross realized losses            $    20,263  $    66,041
Other than temporary impairment  $    39,000  $    60,524

Details of the gross unrealized holding losses are as follows:

                                    Fair       Unrealized
                                    Value      Loss
Investment                   Cost   12/31/04   12/31/04
--------------------------  ------  ---------  ----------

50,000 Shares of Eagletech  $3,711  $   1,000  $  (2,711)

  Communications, Inc.

Eageletech Communications Inc. has been at an unrealized loss position for less than twelve months. An other than temporary impairment was not recognized for this holding because in February 2005 the value recovered and the fair value exceeded the original cost.

     Revenue Recognition. ITIS recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenues from discontinued operations consisted of service fees charged for the automated litigation support services of Litidex(R) and fees charged for products sold in the pharmacies of PharmHouse, as follows:

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

Software costs. The capitalized value of software is derived from programming expenses incurred directly in the application or development of the software and includes the cost of related patents. During 2003, amortization of software costs of $225,683 and an impairment charge of $210,283 were recorded (see note
4). This fully retired previously capitalized software costs of $1,586,106.

Depreciation is computed using the straight-line method over a five-year period. Fixed assets consisted of the following at December 31, 2004:


     Description                     Life        Amount
     ------------------------------  ----------  ----------
     Computer equipment              3  years    $ 130,918
     Office furniture and equipment  7  years       32,090
                                                 ----------
                                                   163,008
     Less: accumulated depreciation               (140,869)
                                                 ----------
                                                 $  22,139
                                                 ==========

Depreciation expense totaled $39,755 and $243,026 in 2004 and 2003, respectively.

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


NOTE 2 - RESTATEMENTS OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS
There were several misstatements in the originally prepared December 31, 2004 financials. See the notes below.

                                                  Previously           Increase
                                                    Stated            (Decrease)     Restated
                                                 -------------       ------------  -------------
As of December 31, 2004:
Balance Sheet:
  Cash and cash equivalents                      $    103,682        $         -   $    103,682
  Note receivable - current portion                   480,000                  -        480,000
  Marketable securities                                29,592                  -         29,592
                                                 -------------       ------------  -------------
      Total current assets                            613,274                  -        613,274
                                                 -------------       ------------  -------------
  Note receivable, net of current portion             751,179                  -        751,179
  Other long term assets                                2,278                  -          2,278
  Fixed assets, net of
    accumulated depreciation                           32,405   (1)      (10,266)        22,139
  Net assets of discontinued operations                     -   (1)       10,266         10,266
                                                 -------------       ------------  -------------
      Total assets                               $  1,399,136        $         -   $  1,399,136
                                                 =============       ============  =============

  Notes payable - other                          $    293,471        $         -   $    293,471
  Disputed note to Cootes Drive LLC                   500,000                  -        500,000
  Accounts payable                                    291,262                  -        291,262
  Advances from related parties                       908,765                  -        908,765
  Accrued interest - related parties                1,510,237                  -      1,510,237
  Accrued liabilities                                  53,394                  -         53,394
  5% Series A Mandatorily Redeemable
    Convertible Preferred Stock, par value
    $.001; 300 shares authorized; 161.08
    shares issued and outstanding                   2,027,526   (2)   (2,027,526)             -
                                                 -------------       ------------  -------------
      Total current liabilities                     5,584,655         (2,027,526)     3,557,129
                                                 -------------       ------------  -------------
  Long term notes payable to Chairman               2,150,117                  -      2,150,117
  Long term notes payable to Directors              2,022,500                  -      2,022,500
                                                 -------------       ------------  -------------
      Total liabilities                             9,757,272         (2,027,526)     7,729,746
                                                 -------------       ------------  -------------


  Commitments and contingencies                             -                  -              -

  5% Series A Convertible Preferred Stock,
    par value $.001; 300 shares authorized;
    161.08 shares issued and outstanding                    -                  -              -
  Common stock                                          5,697                  -          5,697
  Additional paid in capital                       29,442,653   (2)    2,027,526     31,470,179
  Accumulated deficit                             (37,397,836)  (3)      (99,524)   (37,497,360)
  Treasury stock                                     (323,127)                 -       (323,127)


  Accumulated other comprehensive income,
    Unrealized gain (loss) on investments             (85,523)  (3)       99,524         14,001
                                                 -------------       ------------  -------------
      Total liabilities and equity               $  1,399,136        $         -   $  1,399,136
                                                 =============       ============  =============


For the year ended December 31, 2004:
Statement of Operations and Comprehensive Loss:
  Revenue                                        $    183,470   (4)  $  (183,470)  $          -
                                                 -------------       ------------  -------------
  General and administrative                        1,224,986   (4)     (406,209)       818,777
  Amortization and depreciation expense                84,259   (4)      (44,504)        39,755
  Gain on sale of assets                                    -   (5)     (350,000)      (350,000)
                                                 -------------       ------------  -------------
  Total operating expenses                          1,309,245           (800,713)       508,532
                                                 -------------       ------------  -------------

  Loss from operations                             (1,125,775)           617,243       (508,532)

  Interest income                                     155,151   (4)       (1,443)       153,708
  Interest expense                                   (422,046)  (4)       83,668       (338,378)
  Debt forgiveness income                              36,709                  -         36,709
  Gain on sale of investments and equipment           329,737   (5)     (350,000)
                                                                (4)       20,263              -
  Loss on retirement of assets                        (12,197)  (4)       12,197              -
                                                 -------------       ------------  -------------
  Loss from continuing operations                  (1,038,421)           381,928       (656,493)
                                                 -------------       ------------  -------------

  Loss from operations of discontinued
    business segments                                       -   (4)     (420,929)      (420,929)
                                                 -------------       ------------  -------------
  Loss from discontinued operations                         -           (420,929)      (420,929)
                                                 -------------       ------------  -------------
  Net Loss                                         (1,038,421)           (39,001)    (1,077,422)

  Other Comprehensive Income
    Unrealized gain on investments
    available for sale                                  4,928   (4)       39,001         43,929
                                                 -------------       ------------  -------------
  Net and Comprehensive Loss                     $ (1,033,493)       $         -   $ (1,033,493)
                                                 =============       ============  =============


  Basic and diluted - continuing operations      $       (.18)       $       .06   $       (.12)
                                                 =============       ============  =============
  Basic and diluted - discontinued operations    $          -        $      (.07)  $       (.07)
                                                 =============       ============  =============
  Weighted average common shares
    outstanding                                     5,697,450                  -      5,697,450

Restatement notes:
     (1) To reclass fixed assets from discontinued operations to net assets of discontinued operations.
     (2) To reclass prior year error: 5% Series A Convertible Preferred Stock to equity from liability section because the stock is not mandatorily redeemable.
     (3) To adjust retained earnings for impairment of marketable securities available for sale from prior year.
     (4) To separate revenue and expenses related to discontinued operations from continuing operations.

There were several misstatements in the originally prepared December 31, 2003 financials. See the notes below.

For the year ended December 31, 2003:
Statement of Operations and Comprehensive Loss:
  Revenue                                        $   824,077   (1)  $(824,077)  $         -
  Cost of goods sold                                 226,781   (1)   (226,781)            -
                                                 ------------       ----------  ------------
  Gross Profit                                       597,296         (597,296)            -

  General and administrative                       2,496,602   (1)   (794,264)    1,702,338
  Amortization and depreciation expense              316,537   (1)    (73,511)      243,026
  Impairment expense                                 346,533   (1)   (346,533)            -
  Loss on sale of assets                                   -   (1)        617           617
                                                 ------------       ----------  ------------
  Total operating expenses                         2,562,376         (616,395)    1,945,981
                                                 ------------       ----------  ------------

  Loss from operations                            (2,562,376)         616,395    (1,945,981)

  Interest income                                    172,375   (1)     (4,636)      167,739
  Interest expense                                  (954,799)  (1)    244,340      (710,459)
  Gain on sale of assets                             128,122   (1)   (128,122)            -
                                                 ------------       ----------  ------------
  Loss from continuing operations                 (3,216,678)         727,977    (2,488,701)
                                                 ------------       ----------  ------------

  Loss on disposal of business segments           (2,595,652)               -    (2,595,652)
  Loss from operations of discontinued
    business segments                                      -   (1)   (788,501)     (788,501)
                                                 ------------       ----------  ------------
  Loss from discontinued operations               (2,595,652)        (788,501)   (3,384,153)
                                                 ------------       ----------  ------------
  Net Loss                                        (5,812,330)         (60,524)   (5,872,854)

  Other Comprehensive Income
    Unrealized gain (loss) on investments
    available for sale                               (78,642)  (1)     60,524       (18,118)
                                                 ------------       ----------  ------------
  Net and Comprehensive Loss                     $(5,890,972)       $       -   $(5,890,972)
                                                 ============       ==========  ============

  Basic and diluted - continuing operations      $     (1.10)       $     .63   $      (.47)


                                                 ============       ==========  ============
  Basic and diluted - discontinued operations    $      (.49)       $    (.14)  $      (.63)
                                                 ============       ==========  ============

  Weighted average common shares
    outstanding                                    5,347,133                -     5,347,133

Restatement notes:
     (1) To separate revenue and expenses related to discontinued operations from continuing operations.


In addition, Management determined that a marketable security available for sale at December 31, 2003 should have been impaired for $60,524 in 2003. The Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2003 is being restated to correct this reporting error.

NOTE 3- DISCONTINUED OPERATIONS

During the year ended December 31, 2003, ITIS recorded losses related to the discontinued operations of subsidiaries PharmHouse, National Law Library and Litidex(R) in the amount of $656,241, $79,865, and $52,395, respectively.

During the year ended December 31, 2004, losses from the discontinued operations of PharmHouse and Litidex(R) were recorded in the amount of $166,931 and $253,998, respectively.

NOTE 4 - IMPAIRMENT OF ASSETS

Assets classified as held and used require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, impairment charges of $17,995 and $346,533 were recorded to software costs and other intangible assets during 2004 and 2003. In addition, marketable securities available for sale were judged by management to be other than temporarily impaired by $39,000 and $60,524 at December 31, 2004 and 2003, respectively.

NOTE 5 - ACQUISITIONS & DISPOSITIONS

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

In May 2003, ITIS subsidiaries National Law Library, Brief Reporter and Litidex(R) sold their data and Internet domains, as well as the trademark for "ITISLAW," the pending application rights for National Law Library, and the operations of Brief Reporter in Charlottesville, Virginia, to JuriSearch Holdings, LLC. At that time, $2,423,750, representing the undiscounted guaranteed minimum payment, was recorded as the sales price, resulting in a loss on disposal of business segments in the amount of $2,276,250. In addition, management recorded a note receivable from JuriSearch in the amount of $2,023,567, representing the sales price of $2,423,750 less payment received in the amount of $400,183. Payments are due monthly over a twenty-five year period based on a percentage of subscriber income, with guaranteed monthly minimums totaling in aggregate $2,423,750 over the first five years. Management has classified a portion of the receivable as long term based upon expected receipts within the next twelve months and has discounted the value of those receivables by $319,402 using a 12% interest rate. As a result, in 2003, a net loss of $2,595,652 was recorded for the disposal of the business segments. At December 31, 2004, the outstanding balance of guaranteed payments was $1,427,734, recorded net of discounts as $480,000 current portion and $751,179 long-term portion.

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

NOTE 6 - SHORT-TERM RELATED PARTY NOTES PAYABLE

     Note payable to a director, with interest at prime + 2%, due on demand  $     50,000
     Advances payable to directors, no interest and due on demand                 908,765
                                                                             ------------
     Net due                                                                 $    958,765
                                                                             ------------

Although the advances are non-interest bearing, interest on the total amount due is imputed at a 10% interest rate and recorded as paid-in-capital. Management estimated that it would be required to pay interest at the rate of 10% on borrowing from commercial sources based on budgetary discussions with potential lending sources.

NOTE 7 - LONG-TERM RELATED PARTY NOTES PAYABLE

    Note payable to the CEO, with interest at prime + 2%,
    due July 15, 2006                                         $   2,150,117

    Note payable to a director, with interest at prime + 2%,
    due July 15, 2006                                             1,840,000

    Note payable to a director, with interest at prime + 2%,
    due July 15, 2006                                               182,500
                                                              -------------

    Net due                                                      $4,172,617
                                                              -------------

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

NOTE 8 - NOTES PAYABLE

     Note payable to Houston RPM, LC, with interest at 18%,
     due February 2005 and secured by the note receivable
     from the database sale                                    $     18,470

     Notes payable to Frost National Bank, due in August and
     September 2005, with interest at prime + .5%, guaranteed
     by an officer of ITIS                                          225,000
                                                               ------------

     Net due                                                   $    243,470
                                                               ------------

NOTE 9 - DISPUTED NOTE TO COOTES DRIVE LLC

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

NOTE 10 - INCOME TAXES

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

ITIS leases its office space, with monthly payments of $2,238, under a lease that expires in August 2006. Rent expense under various operating leases was $85,629 and $171,054 for 2004 and 2003, respectively.

           Future minimum lease payments under operating leases are:

                2005                     29,698
                2006                     15,666
                                     ----------
                Total                    45,364
                                     ==========

Litigation

ITIS is a party to various lawsuits related to matters normally incidental to its prior operations. No single case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of current assets.

NOTE 12 - COMMON STOCK

On June 10, 2003, ITIS issued 300,000 shares of common stock valued at $60,000 to settle a dispute with its previous landlord.

On June 10, 2003, ITIS issued 40,000 shares of common stock valued at $8,000 to a director for services rendered.

NOTE 13 - SERIES A CONVERTIBLE PREFERRED STOCK

On May 11, 2000, ITIS entered into an intermediate financing agreement with a private capital fund and privately placed 300 shares of 5% series A Convertible Preferred Stock for $3 million. The holders of the shares have the right to convert their shares to common stock at any time based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. On December 31, 2004 and 2003, 161.08 shares of the preferred stock remain outstanding. Due to litigation in regard to the foregoing financing agreement, ITIS does not expect any additional funding related to this financing agreement nor does management intend to honor any conversion requests submitted by the lender.

NOTE 14 - STOCK OPTIONS AND WARRANTS

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

There were no stock options or warrants granted during the years ended December 31, 2004 and 2003.

                            Year Ended            Year Ended
                       --------------------  ---------------------
                         December 31, 2004     December 31, 2003
                       --------------------  ---------------------
                       Weighted              Weighted
                        Average               Average
                       Exercise   Number of  Exercise   Number of
                         Price     Shares      Price      Shares
                       ---------  ---------  ---------  ----------
Options Outstanding,
  Beginning of Period  $    2.94  5,201,931  $    3.01  5,217,688
Options Granted        $       -          -  $       -          -
Warrants Granted       $       -          -  $       -          -
Options Cancelled      $       -          -  $   26.02    (15,757)
Options Exercised              -          -          -          -
                                  ---------             ----------
Options Outstanding,
  End of Period        $    2.94  5,201,931  $    2.94  5,201,931
                                  =========             ==========
Options Exercisable,
  End of Period        $    2.94  5,201,931  $    2.94  5,201,931
                                  =========             ==========

Other information regarding stock options outstanding at December 31, 2004 is as follows:

                     Options Outstanding        Options Exercisable
                    ---------------------  -------------------------------
                                           Weighted              Weighted
                    Remaining               Average               Average
Range of Exercise      Life     Number of  Exercise   Number of  Exercise
Price                (Years)     Shares      Price     Shares      Price
------------------  ----------  ---------  ---------  ---------  ---------
..77-1.50               .3-1.5  4,866,431  $    0.96  4,866,431  $    0.96
30.00-35.60            .3-4.3    325,000  $   31.11    325,000  $   31.11
45.00-51.90            .6-2.7     10,500  $   47.96     10,500  $   47.96
                                ---------             ---------
                                5,201,931             5,201,931
                                ---------             ---------

NOTE 15 - GOING CONCERN

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

As reflected in the accompanying financial statements, ITIS has incurred $37,497,360 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash
requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Controller and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the year covered by this report. Based on that evaluation, the President and Chief Executive Officer and the Controller and Principal Financial Officer have concluded that these disclosure controls and procedures are effective with the exception of a weakness in awareness of proper GAAP reporting of discontinued operations which resulted in restatement of the Company's financial statements as of December 31, 2004. The Company intends to work more closely with our outside auditors to assure that errors of this type do not recur in the future.

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

The following table sets forth certain information concerning our directors and executive officers who were either serving or had been chosen to serve in this capacity as of July 7, 2005:

     NAME                   AGE  POSITION WITH ITIS
     ----                   ---  ------------------
     Hunter M.A. Carr . . .  57  Chairman of the Board of Directors, President and Chief
                                 Executive Officer

     W. Allyn Hoaglund. . .  57  Director, Chairman of Audit Committee, Chairman of
                                 Litigation Committee

     George A. Roberts. . .  86  Director and member of Compensation Committee

     W. Paul Thayer . . . .  85  Director and Chairman of Compensation Committee

     Kara A. Kirker . . . .  42  Secretary/Treasurer, and Chief Financial Officer and Treasurer
                                 of National Law Library

     Joanna Hoover. . . . .  55  Executive Vice President, Chief Financial Officer

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

                                          SUMMARY COMPENSATION TABLE
                        FOR THE FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                      ANNUAL COMPENSATION                LONG TERM COMPENSATION
                           -------------------------------------  ---------------------------------
                                                                           AWARDS          PAYOUTS
                                                                  -----------------------  --------
                                                       OTHER      RESTRICTED   SECURITIES                 ALL
NAME AND PRINCIPAL                                    ANNUAL         STOCK     UNDERLYING    LTIP        OTHER
POSITION                   YEAR   SALARY   BONUS   COMPENSATION     AWARDS      OPTIONS    PAYOUTS   COMPENSATION
-------------------------  ----  --------  ------  -------------  -----------  ----------  --------  -------------
Hunter M.A. Carr,          2004  $      -  $    -  $           -  $         -           -  $      -  $           -
  Chairman of the Board,   2003  $142,500  $    -  $           -  $         -           -  $      -  $           -
  President and Chief      2002  $182,250  $    -  $           -  $    60,000           -  $      -  $           -
  Executive Officer

Joanna Hoover,             2004  $ 70,000  $    -  $           -  $         -           -  $      -  $           -
  Vice President and       2003  $116,250  $    -  $           -  $         -           -  $      -  $           -
  Chief Financial Officer  2002  $121,000  $    -  $           -  $    30,000           -  $      -  $           -

Kara A. Kirker             2004  $ 84,000  $    -  $           -  $         -           -  $      -  $           -
  Secretary/Treasurer and  2003  $ 84,000  $    -  $           -  $         -           -  $      -  $           -
  Chief Financial Officer  2002  $ 85,000  $    -  $           -  $    20,000           -  $      -  $           -
  and Treasurer of
  National Law Library

During the year ended December 31, 2004 ITIS did not grant any stock options or stock appreciation rights.

There were no exercises of stock options by employees of ITIS during the year ended December 31, 2004. The number and value of securities underlying unexercised options held on December 31, 2004 is as indicated below.

                                                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                 UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                     SHARES                     OPTIONS AT END OF PERIOD      AT END OF PERIOD (2)
                    ACQUIRED     VALUE        -----------  --------------  -----------  -------------
NAME              ON EXERCISE  REALIZED (1)   EXERCISABLE  UNEXERCISEABLE  EXERCISABLE  UNEXERCISABLE
----------------  -----------  -------------  -----------  --------------  -----------  -------------
Hunter M.A. Carr            -  $           -    2,589,977               -  $         -  $           -

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of July 7, 2005 regarding the beneficial ownership of our common stock (I) by each person or group known by our management to own more than 5% of the outstanding shares of common stock,
(ii) by each director, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

The mailing address for each person identified below is c/o ITIS Holdings Inc.,
P. O. Box 421566, Houston, Texas, 77242.

                                            BENEFICIALLY       OUTSTANDING
     NAME                                      OWNED            SHARES (1)
     Hunter M.A. Carr                          4,217,245  (2)         52.2%
     Paul Thayer                                 406,602  (3)          7.1%
     George A. Roberts                         2,256,676  (4)         29.7%
     W. Allyn Hoaglund                           130,000               1.8%
     Joanna Hoover                                82,500               1.1%
     Kara A. Kirker                              272,327  (5)          3.7%
                                            ------------       ------------
     All officers and directors as a group     7,365,350              70.8%
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

ITIS has long term notes payable to related parties as follows:

     Note payable to the CEO, with interest at prime + 2%,
     due July 15, 2006                                           $   2,150,117

     Note payable to a director, with interest at prime + 2%,
     due July 15, 2006                                               1,840,000

     Note payable to a director, with interest at prime + 2%,
     due July 15, 2006                                                 182,500
                                                                 -------------

     Net due                                                     $   4,172,617
                                                                 -------------

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of July 2005.

                                       ITIS Holdings Inc.

                                       By: /s/ Hunter M.A. Carr
                                          ---------------------
                                       Hunter M.A. Carr
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hunter M.A. Carr    Chairman of the Board, President and Chief Executive    July 11, 2005
----------------------  Officer (Principal Executive Officer)
Hunter M.A. Carr

/s/ George A. Roberts   Director                                                July 11, 2005
----------------------
George A. Roberts

/s/ W. Paul Thayer      Director                                                July 11, 2005
----------------------
W. Paul Thayer

/s/ W. Allyn Hoaglund   Director                                                July 11, 2005
----------------------
W. Allyn Hoaglund

/s/ Joanna Hoover       Vice President and Chief Financial Officer (Principal   July 11, 2005
----------------------  Financial and Accounting Officer)
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