Form 10QSB
period 2005-06-30
ITIS HOLDINGS INC
filed 2005-08-15
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

               [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares of the issuer's common stock outstanding as of August 15, 2005 was 5,495,743.

Transitional Small Business Disclosure Format (Check One): Yes [_]     No [X]

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                          FOR THE QUARTER JUNE 30, 2005

                                      INDEX
                                                                     PAGE
                                                                     ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . .   3

Item 2.   Management's Discussion and Analysis Or Plan of Operation .   8

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . .  10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                           ITIS HOLDINGS INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                      JUNE 30, 2005
                                       (UNAUDITED)

                                         ASSETS
Current assets:
  Cash and cash equivalents                                                $     56,230
  Note receivable                                                               810,833
  Investments available for sale, at fair market value                           97,938
                                                                           -------------
    Total current assets                                                        965,001

Other long term assets                                                           37,238
Fixed assets, net of $91,768 accumulated depreciation                             9,801
                                                                           -------------

    Total assets                                                           $  1,012,040
                                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable-other                                                      $     50,000
  Disputed note to Cootes Drive LLC                                             500,000
  Accounts payable                                                              169,748
  Accounts payable-related parties                                              873,765
  Accrued interest-related parties                                            1,616,967
  Accrued liabilities                                                            52,606
                                                                           -------------
    Total current liabilities                                                 3,263,086
  Long term notes payable to Chairman                                         2,047,117
  Long term notes payable to Directors                                        1,925,500
                                                                           -------------
Total liabilities                                                             7,235,703
                                                                           -------------

Commitments and contingencies                                                         -

Stockholders' deficit:
  Series A Convertible Preferred stock, par value $.001,
    50,000,000 shares authorized; 161.08 shares issued and outstanding                -
  Common stock, par value $.001, 150,000,000 shares
    authorized;  5,697,450 shares issued and 5,495,743 shares outstanding         5,697
  Additional paid in capital                                                 31,513,764
  Accumulated deficit                                                       (37,402,594)
  Treasury stock, at cost, 201,707 shares                                      (323,127)
  Accumulated other comprehensive income
    unrealized loss on investments                                              (17,403)
                                                                           -------------
    Total stockholders' deficit                                              (6,223,663)
                                                                           -------------

    Total liabilities and stockholders' deficit                            $  1,012,040
                                                                           =============

                                           ITIS HOLDINGS INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                       (Unaudited)

                                             For the six months ended June 30,      For the three months ended June 30,
                                                 2005                2004                2005                2004
                                          ------------------  ------------------  ------------------  ------------------
                                                                  (Restated)                              (Restated)
OPERATING (EXPENSES):
  Amortization and depreciation           $         (11,835)  $         (27,138)  $          (3,802)  $         (19,684)
  General and administrative                       (444,429)           (476,179)           (305,485)           (269,774)
  Gain (loss) on retirement of assets                10,753                   -              20,824                   -
  Impairment charge                                (273,033)                  -            (273,033)                  -
  Bad debt recovery                                 999,750                   -             999,750                   -
                                          ------------------  ------------------  ------------------  ------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                        281,206            (503,317)            438,254            (289,458)

DISCONTINUED OPERATIONS
  Loss from operations of
    discontinued business segments                        -            (145,068)                  -             (93,732)

INTEREST INCOME                                      36,854             100,854              18,427              50,425
INTEREST EXPENSE                                   (223,295)           (125,383)           (114,288)            (62,462)
                                          ------------------  ------------------  ------------------  ------------------

NET INCOME (LOSS)                                    94,765            (672,914)            342,393            (395,227)

OTHER COMPREHENSIVE GAIN (LOSS)
  Unrealized gain (loss) on investments
    available for sale                              (31,404)            (48,576)            (29,092)            (60,310)
                                          ------------------  ------------------  ------------------  ------------------

NET AND COMPREHENSIVE INCOME (LOSS)       $          63,361   $        (721,490)  $         313,301   $        (455,537)
                                          ==================  ==================  ==================  ==================

INCOME (LOSS) PER COMMON SHARE            $            0.02   $           (0.13)  $            0.06   $           (0.08)
                                          ==================  ==================  ==================  ==================

LOSS PER COMMON SHARE AS A RESULT
  OF DISCONTINUED OPERATIONS              $               -   $           (0.03)  $               -   $           (0.02)
                                          ==================  ==================  ==================  ==================

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING LOSS PER
  COMMON SHARE                                    5,495,743           5,201,941           5,495,743           5,240,955
                                          ==================  ==================  ==================  ==================

                         ITIS HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                            For the six months ended June 30,
                                                                 2005              2004
                                                           ----------------  ----------------
                                                                                (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $        94,765   $      (672,914)
  Net loss from discontinued operations                                  -          (145,068)
                                                           ----------------  ----------------
  Net income (loss) before discontinued operations                  94,765          (527,846)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization and depreciation                                   11,835            72,117
    Loss on retirement of fixed assets                              10,071                 -
    Gain on sale of fixed assets                                   (20,824)                -
    Impairment charge                                              273,033                 -
    Imputed interest                                                43,585                 -
    Amortization discount interest income                          (36,854)          (36,854)
    Marketable securities received as bad debt recovery            (99,750)                -
    Changes in:
      Accounts receivable                                                -             7,268
      Inventory                                                          -            34,822
      Other assets                                                      40            17,033
      Accounts payable                                            (121,513)           21,280
      Accrued liabilities                                             (788)           (7,613)
      Accrued interest-related party                               106,730            83,463
                                                           ----------------  ----------------
    Net cash provided by continuing operations                     260,330           116,101
    Net cash used in discontinued operations                             -          (597,499)
                                                           ----------------  ----------------
    Net cash provided by (used in) operating activities            260,330          (481,398)
                                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received on notes receivable                            184,167           195,000
  Purchase of investments                                          (35,000)                -
  Purchase of fixed assets                                          (3,478)                -
  Proceeds from sale of fixed assets                                25,000                 -
                                                           ----------------  ----------------
    Net cash provided by continuing operations                     170,689           195,000
    Net cash provided by discontinued operations                         -                 -
                                                           ----------------  ----------------
    Net cash provided by investing activities                      170,689           195,000
                                                           ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                            -           325,000
  Advances from related parties                                      4,500            36,116
  Repay advances from related parties                              (39,500)                -
  Payment on notes payable                                        (243,471)         (175,846)
  Payments on notes payable-related parties                       (200,000)                -
                                                           ----------------  ----------------
    Net cash provided by (used in) continuing operations          (478,471)          185,270
    Net cash provided by discontinued operations                         -                 -
                                                           ----------------  ----------------
    Net cash provided by (used in) financing activities           (478,471)          185,270
                                                           ----------------  ----------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                      (47,452)         (101,128)
CASH AND CASH EQUIVALENTS, beginning of period                     103,682           110,976
                                                           ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of period                   $        56,230   $         9,848
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

NOTE 2-INVESTMENTS

Investments include marketable equity securities available for sale at their fair value. For the available for sale securities, any unrealized holding gains and losses are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities at year-end are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded.

Details of ITIS's marketable equity securities available for sale as of June 30, 2005 are as follows:

                                    As of
                                  6/30/2005
                                 -----------
Aggregate fair value             $    97,938
Gross unrealized holding gains   $     1,289
Gross unrealized holding losses  $    18,692

Details of the gross unrealized holding losses are as follows:

                                                     Unrealized
                                       Fair Value      Loss
Investment                     Cost     6/30/2005    6/30/2005
---------------------------  --------  -----------  -----------
442,560 Shares of Eagletech  $111,630  $    92,938  $    18,692
  Communications, Inc.

Eagletech Communications, Inc. has been at an unrealized loss position for less than twelve months. An other than temporary impairment was not recognized for this holding as the stock price has fluctuated over the past six months and management believes the value will recover in the near term. The investment will be monitored and an other than temporary impairment will be charged if the fair value does not exceed the original cost by December 31, 2005.

NOTE 3-ACQUISITION AND DISPOSITION OF ASSETS:

On June 7, 2005, ITIS Holdings Inc. and its subsidiary, ITIS, Inc. received $925,000 of cash and 399,000 shares of ATSI Communications, Inc. valued at $74,750 in a settlement agreement with James W. Christian, Christian, Smith & Jewell, L.L.P., John M. O'Quinn & Associates, L.L.P. and Heard, Robins, Cloud, Lubel & Greenwood, L.L.P. (the "Law Firms"). ITIS and its directors released the Law Firms from certain claims arising from pending litigation in which the Law Firms represent the Company and its directors and the Law Firms released the Company from certain claims relating to the litigation support business. Also on June 7, 2005, the Law Firms paid an undisclosed amount of cash and ITIS completed the transfer of certain assets relating to the litigation support business pursuant to the settlement agreement. These assets had a carrying value of zero and no gain or loss on transfer is reported. The entire $999,750 is shown as a bad debt recovery because all amounts due were written off as uncollectible in prior periods.


NOTE 4-NOTES PAYABLE RELATED PARTIES

On June 15, 2005, ITIS paid $200,000 on notes payable to directors, reducing long-term liabilities from $4,172,617 to $3,972,617.

NOTE 5-IMPAIRMENT CHARGE

On August 5, 2005, ITIS sold rights to the Asset Purchase Agreement between ITIS and JuriSearch Holdings, LLC for $810,833. Management reduced the carrying value of the asset at June 30, 2005 from $1,243,567 to $810,833, the amount realized, by recording an impairment charge of $273,033.


NOTE 6-SETTLED LITIGATION

In June 2005, ITIS settled a threatened legal action for $205,000.


NOTE 7-SUBSEQUENT EVENTS

Notes payable related parties

On July 15, 2005, ITIS paid $200,000 on notes payable to directors, reducing long-term liabilities from $3,972,617 to $3,772,617.

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

     - Asset impairment- We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. Assets classified as held and used for the generation of revenue require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow from the use and licensing of certain software and databases, impairment charges of $17,995 and $346,533 were recorded to software costs and other intangible assets during 2004 and 2003. At June 30, 2005, an impairment charge of $273,033 was recorded to reduce the carrying value of a note receivable to the amount realized when sold in the third quarter of 2005.

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

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the six and three months ending June 30, 2005 and 2004.

RESULTS OF OPERATIONS

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $15,303 to $11,835 for the six months ended June 30, 2005 from $27,138 for the six months ended June 30, 2004. Amortization and depreciation expense decreased by $15,882 to $3,802 for the three months ended June 30, 2005 from $19,684 for the three months ended June 30, 2004. The decreases are primarily due to retirement of fixed assets.

General and Administrative Expense. General and administrative expense decreased by $31,750 to $444,429 for the six months ended June 30, 2005 from $476,179 for the six months ended June 30, 2004. General and administrative expense increased by $35,711 to $305,485 for the three months ended June 30, 2005 from $269,774 for the three months ended June 30, 2004. The net changes are a result of the following:

     - Payroll and related costs at the administrative and management level decreased by $105,624 and $37,112 for the six and three months ended June 30, 2005 as a result of the elimination of three corporate employees.

     - Rent, utilities and related expenses decreased by $30,923 and $13,849 for the six and three months ended June 30, 2005. This was primarily a result of the move of our corporate offices to smaller space in June of 2004 and the closing of the final PharmHouse location in June 2004.

     - The expense of professional fees, contract services, and outside consulting services increased by $109,174 and $84,810 for the six and three months ended June 30, 2005. While we settled a threatened leagl action in June 2005 for $205,000, we had reductions in expense for professional services of $95,826 and $120,190 for the six and three months ended June 30, 2005 respectively.

     - Miscellaneous other general and administrative expenses including materials and supplies, telephone expense, and ISP co-location costs decreased by $4,377 for the six months ended June 30, 2005 and increased by $1,862 for the three months ended June 30, 2005. The increase was primarily due to moving expenses.

Impairment Charge. An impairment charge of $273,033 was recorded during the three months ended June 30, 2005 to reduce the carrying value of a note receivable to the amount realized on sale of the note in the third quarter of 2005.

Bad Debt Recovery. Pursuant to a settlement agreement between ITIS and law firms Christian, Smith & Jewell, L.L.P. and others, a net recovery of previously recorded bad debts in the amount of $999,750 was recorded in June 2005.

Discontinued Operations. A summary of discontinued operations for the six and three months ended June 30, 2004 follows:

                                           Six months      Three months
                                              ended            ended
                                          June 30, 2004    June 30, 2004
                                         ---------------  ---------------
Revenues
Litigation support services              $       35,000   $            -
  Pharmacy operations                           148,470           60,959
                                         ---------------  ---------------
                                                183,470           60,959
                                         ---------------  ---------------
Operating expenses
  Cost of good sold-pharmacy operations         120,754           55,526
  Selling and marketing                          19,936            7,936
  General and administrative                     93,079           44,162
  Production costs                               23,328            6,216
  Amortization and depreciation                  32,881           21,198
                                         ---------------  ---------------
                                                289,978          135,038
                                         ---------------  ---------------
Interest income                                     905                1
Interest expense                                (39,465)         (19,654)
                                         ---------------  ---------------
Net loss from discontinued operations    $     (145,068)  $      (93,732)
                                         ===============  ===============

Interest Expense. Interest expense increased by $97,912 to $223,295 for the six months ended June 30, 2005 from $125,383 for the six months ended June 30, 2004. Interest expense also increased by $51,826 to $114,288 for the three months ended June 30, 2005 from $62,462 for the three months ended June 30, 2004.The majority of the increase is due to imputed interest on non-interest bearing advances from officers and directors.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

For the six months ended June 30, 2005, ITIS's cash and cash equivalents decreased by $47,452 to $56,230 in available cash at June 30, 2005 from the December 31, 2004 available cash balance of $103,682. ITIS has a working capital deficit of $2,298,085 at June 30, 2005. Cash provided by operating activities was $260,330, cash provided by investment activities was $170,689, and cash used by financing activities was $478,471.

Cash provided by operating activities of $260,330 is primarily due to bad debt recovery of $999,750, which was offset by operating expenses totaling $466,387 and an impairment charge of $273,033. Cash provided by investment activities of $170,689 is due to payments received on notes receivable of $184,167 and proceeds from sale of fixed assets of $25,000, offset by purchases of investments and fixed assets totaling $38,478. Cash used by financing activities of $478,471 is due to repayment of advances from related parties of $39,500, payments on notes payable of $243,471, and payments on notes payable related parties of $200,000. Advances from related parties of $4,500 offset these amounts.

ITIS does not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow ITIS to remain in business. While management is seeking new business opportunities for ITIS, the litigation support services of Litidex(R) have been suspended indefinitely, and on June 1, 2004, subsidiary PharmHouse closed its only operating pharmacy.

While management has successfully converted certain long-term assets to cash, it is critical that a new source of operating revenues be established.

It is likely that ITIS will be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders.

As reflected in the accompanying financial statements, ITIS has incurred $37,402,594 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 6. REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

     (1) Form 8-K filed on June 7, 2005 reporting under Item 1 the receipt of an undisclosed amount of cash in a settlement agreement with James W. Christian, Christian, Smith & Jewell, L.L.P., John M. O'Quinn & Associates, L.L.P. and Heard, Robins, Cloud, Lubel & Greenwood, L.L.P. The 8-K also reported under Item 2 the receipt of an undisclosed amount of cash in completion of the transfer of certain assets pursuant to the settlement agreement.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ITIS HOLDINGS INC.



August 15, 2005                               /s/ Hunter M.A. Carr
                                              ------------------------
                                           Hunter M.A. Carr
                                           President and Chief Executive Officer

August 15, 2005                               /s/ Joanna Hoover
                                              ------------------------
                                           Joanna Hoover
                                           Principal Accounting Officer