Form 10QSB
period 2005-09-30
ITIS HOLDINGS INC
filed 2005-11-21
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

           [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

           [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

                              --------------------

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

The number of shares of the issuer's common stock outstanding as of November 9, 2005 was 5,495,743.

Transitional Small Business Disclosure Format (Check One): Yes [_]     No [X]

                               ITIS HOLDINGS INC.

                                   FORM 10-QSB

                       FOR THE QUARTER SEPTEMBER 30, 2005

                                      INDEX


                                                                     PAGE
                                                                     ----
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . .     3

Item 2.   Management's Discussion and Analysis Or Plan of Operation     8

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . .    10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                             ITIS HOLDINGS INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 2005
                                         (UNAUDITED)


ASSETS
Current assets:
    Cash and cash equivalents                                                  $    491,300
    Investments available for sale, at fair market value                             57,710
    Other current assets                                                             27,000
                                                                               -------------
        Total current assets                                                        576,010

Long term assets                                                                     52,238
Fixed assets, net of $92,898 accumulated depreciation                                 8,671
                                                                               -------------

        Total assets                                                           $    636,919
                                                                               =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable-other                                                        $     37,500
    Disputed note to Cootes Drive LLC                                               500,000
    Accounts payable                                                                145,000
    Accounts payable-related parties                                                873,765
    Accrued interest-related parties                                              1,690,066
    Accrued liabilities                                                              52,606
                                                                               -------------
        Total current liabilities                                                 3,298,937
    Long term notes payable to Chairman                                           1,950,555
    Long term notes payable to Directors                                          1,834,563
                                                                               -------------
Total liabilities                                                                 7,084,055
                                                                               -------------

Commitments and contingencies                                                             -

Stockholders' deficit:
    Series A Convertible Preferred stock, par value $.001,
        50,000,000 shares authorized; 161.08 shares issued and outstanding                -
    Common stock, par value $.001, 150,000,000 shares
        authorized;  5,697,450 shares issued and 5,495,743 shares outstanding         5,697
    Additional paid in capital                                                   31,535,788
    Accumulated deficit                                                         (37,635,962)
    Treasury stock, at cost, 201,707 shares                                        (323,127)
    Accumulated other comprehensive income
        unrealized loss on investments                                              (29,532)
                                                                               -------------
        Total stockholders' deficit                                              (6,447,136)
                                                                               -------------

        Total liabilities and stockholders' deficit                            $    636,919
                                                                               =============

                                      ITIS HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                  (Unaudited)

                                              For the nine months ended         For the three months ended
                                                   September 30,                     September 30,
                                               2005             2004             2005             2004
                                          ---------------  ---------------  ---------------  ---------------
OPERATING EXPENSES:
  Amortization and depreciation           $      (12,965)  $      (45,738)  $       (1,130)  $       (6,501)
  General and administrative                    (561,717)        (560,280)        (117,288)         (96,200)
  Gain (loss) on retirement of assets              2,202                -           (8,551)               -
  Loss on sale of note receivable               (273,033)               -                -                -
  Bad debt recovery                              994,852                -           (4,898)               -
                                          ---------------  ---------------  ---------------  ---------------
  Total operating expenses                       149,339         (606,018)        (131,867)        (102,701)
                                          ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                    149,339         (606,018)        (131,867)        (102,701)

INTEREST INCOME                                   45,477          119,281            8,623           18,427
INTEREST EXPENSE                                (333,418)        (214,410)        (110,123)         (89,027)

                                          ---------------  ---------------  ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS        (138,602)        (701,147)        (233,367)        (173,301)
                                          ---------------  ---------------  ---------------  ---------------

DISCONTINUED OPERATIONS
  Loss from operations of
      discontinued business segments                   -         (229,957)               -          (84,889)
                                          ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                               (138,602)        (931,104)        (233,367)        (258,190)

OTHER COMPREHENSIVE GAIN (LOSS)
  Unrealized gain (loss) on investments
      available for sale                         (43,533)         (58,871)         (12,129)         (10,295)
                                          ---------------  ---------------  ---------------  ---------------

NET AND COMPREHENSIVE INCOME (LOSS)       $     (182,135)  $     (989,975)  $     (245,496)  $     (268,485)
                                          ===============  ===============  ===============  ===============

INCOME (LOSS) PER COMMON SHARE -
  BASIC AND DILUTED:
      CONTINUING OPERATIONS               $        (0.03)  $        (0.13)  $        (0.04)  $        (0.03)
      DISCONTINUED OPERATIONS                          -            (0.04)               -            (0.02)
                                          ---------------  ---------------  ---------------  ---------------
      TOTAL                               $        (0.03)  $        (0.17)  $        (0.04)  $        (0.05)
                                          ===============  ===============  ===============  ===============

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING LOSS PER
  COMMON SHARE                                 5,495,743        5,495,743        5,495,743        5,495,743
                                          ===============  ===============  ===============  ===============

ITIS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                For the nine months ended September 30,
                                                                     2005                   2004
                                                             ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $           (138,602)  $           (931,104)
  Net loss from discontinued operations                                         -               (229,957)
                                                             ---------------------  ---------------------
  Net loss before discontinued operations                                (138,602)              (701,147)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization and depreciation                                          12,965                 45,738
    Loss on retirement of fixed assets                                     10,071
    Gain on sale of fixed assets                                          (20,824)
    Loss on sale of marketable securities                                   8,551
    Impairment charge                                                     273,033
    Imputed interest                                                       65,609
    Amortization discount interest income                                 (36,854)
    Net marketable securities received as bad debt recovery               (94,851)
    Changes in:
        Accounts receivable                                                     -                    271
        Other assets                                                      (26,960)                   (40)
        Accounts payable                                                 (146,262)                73,921
        Accrued liabilities                                                  (788)                     -
        Accrued interest-related party                                    179,829                 79,622
                                                            ---------------------  ---------------------
    Net cash provided by continuing operations                             84,917               (501,635)
    Net cash used in discontinued operations                                    -                (94,369)
                                                             ---------------------  ---------------------
    Net cash provided by (used in) operating activities                    84,917               (596,004)
                                                             ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received on notes receivable                                   995,000                237,218
  Purchase of investments                                                 (50,000)
  Purchase of fixed assets                                                 (3,478)
  Proceeds from sale of marketable securities                              14,649
  Proceeds from sale of fixed assets                                       25,000
                                                             ---------------------  ---------------------
    Net cash provided by continuing operations                            981,171                237,218
    Net cash provided by discontinued operations                                -                      -
                                                             ---------------------  ---------------------
    Net cash provided by investing activities                             981,171                237,218
                                                             ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                                -                 77,278
  Proceeds from notes payable                                                   -                325,000
  Advances from related parties                                             4,500                112,710
  Repay advances from related parties                                     (39,500)              (267,178)
  Payment on notes payable                                               (243,470)
  Payments on notes payable-related parties                              (400,000)
                                                             ---------------------  ---------------------
    Net cash provided by (used in) continuing operations                 (678,470)               230,257
    Net cash provided by discontinued operations                                -                 17,553
                                                             ---------------------  ---------------------
    Net cash provided by (used in) financing activities                  (678,470)               247,810
                                                             ---------------------  ---------------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                             387,618               (110,976)
CASH AND CASH EQUIVALENTS, beginning of period                            103,682                110,976
                                                             ---------------------  ---------------------
CASH AND CASH EQUIVALENTS, end of period                     $            491,300   $                  -
                                                             =====================  =====================

SUPPLEMENT DISCLOSURES:
  Interest Paid                                              $             83,492   $             41,503
  Income Taxes Paid                                                             -                      -

                       ITIS HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

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

Details of ITIS's marketable equity securities available for sale as of September 30, 2005 are as follows:


Investment in ATSI Communications, Inc.
--------------------------------------------
349,760 shares, at cost                       $    87,242
Aggregate fair value at September 30, 2005         57,710
                                              -----------
Gross unrealized holding losses               $    29,532
                                              ===========


An other than temporary impairment was not recognized for this holding as the stock price has recovered since September 30, 2005, and as of November 18, 2005 ITIS has unrealized holding gains in ATSI Communications, Inc.


NOTE 3-BAD DEBT RECOVERY

On June 7, 2005, ITIS Holdings Inc. and its subsidiary, ITIS, Inc. received $925,000 of cash and 399,000 shares of ATSI Communications, Inc. valued at $99,750 in a settlement agreement with our lawyers. As part of the agreement, ITIS relinquished certain assets for a gain of $25,000, 50,000 shares of Eagletech Communications, Inc. and 3,960 shares of ATSI Communications, Inc., valued at $4,898, to the Law Firms in July 2005. ITIS and its directors released the Law Firms from certain claims arising from pending litigation in which the Law Firms represent the Company and its directors and the Law Firms released the Company from certain claims relating to the litigation support business. The entire $994,852 is shown as a bad debt recovery because all amounts were written off as uncollectible in prior periods.

NOTE 4-NOTES PAYABLE RELATED PARTIES

On June 15, 2005 and July 15, 2005, ITIS made principal payments of $200,000 each on notes payable to directors.


NOTE 5-SALE OF ASSET

On August 5, 2005, ITIS sold the rights to the Asset Purchase Agreement between ITIS and JuriSearch Holdings, LLC for $810,833 and ITIS recorded a loss on the sale of $273,033.


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

ITIS has no ongoing operations at the present time. However, Management is seeking and evaluating new business opportunities on an ongoing basis. Additionally, in November 2005 ITIS has begun providing management and marketing services to a third party company and anticipates providing such services to additional companies in the future. It is critical that new profitable operations commence in order to provide funds necessary for ITIS to remain in business.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the nine and three months ending September 30, 2005 and 2004.


RESULTS OF OPERATIONS

Amortization and Depreciation Expense.   Amortization and depreciation expense
decreased by $32,773 to $12,965 for the nine months ended September 30, 2005 from $45,738 for the nine months ended September 30, 2004. Amortization and depreciation expense decreased by $5,371 to $1,130 for the three months ended September 30, 2005 from $6,501 for the three months ended September 30, 2004. The decreases are primarily due to retirement of fixed assets.

General and Administrative Expense. General and administrative expense increased by $1,437 to $561,717 for the nine months ended September 30, 2005 from $560,280 for the nine months ended September 30, 2004. General and administrative expense increased by $21,088 to $117,288 for the three months ended September 30, 2005 from $96,200 for the three months ended September 30, 2004. The net changes are a result of the following:

     - The expense of professional fees, contract services, and outside consulting services increased by $150,376 and $41,202 for the nine and three months ended September 30, 2005, respectively. The increase is due to increased legal fees relating to renegotiation of service contracts of subsidiary Litidex(R).

     - Payroll and related costs at the administrative and management level decreased by $111,169 and $5,545 for the nine and three months ended September 30, 2005, respectively, as a result of the elimination of three corporate employees.

     - Rent, utilities and related expenses decreased by $31,915 and $992 for the nine and three months ended September 30, 2005, respectively, primarily as a result of the move of our corporate offices to smaller space in June of 2004 and the closing of the final PharmHouse location in June 2004.

     - Miscellaneous other general and administrative expenses including materials and supplies, telephone expense, and ISP co-location costs decreased by $5,855 and $13,577 for the nine and three months ended September 30, 2005.

Loss on Asset Sale. A charge of $273,033 was recorded during the three months ended June 30, 2005 for the sale of a note receivable in the third quarter of 2005.

Bad Debt Recovery. Pursuant to a settlement agreement between ITIS and law firms Christian, Smith & Jewell, L.L.P. and others (the Law Firms), a net recovery of previously recorded bad debts in the amount of $999,750 was recorded in June 2005. This amount was adjusted by $4,898 to $994,852 in the third quarter of 2005 to reflect the transfer of 50,000 shares of Eagletech Communications, Inc. and 3,960 shares of ATSI Communications, Inc., valued at $4,898, to the Law Firms in July 2005.

Interest Expense. Interest expense increased by $119,008 to $333,418 for the nine months ended September 30, 2005 from $214,410 for the nine months ended September 30, 2004. Interest expense also increased by $21,096 to $110,123 for the three months ended September 30, 2005 from $89,027 for the three months ended September 30, 2004.The majority of the increase is due to imputed interest on non-interest bearing advances from officers and directors.

Discontinued Operations. A summary of discontinued operations for the nine and three months ended September 30, 2004 follows:


                                             Nine months           Three months
                                                ended                 ended
                                          September 30, 2004    September 30, 2004
                                         --------------------  --------------------
Revenues
  Litigation support services            $            35,000   $                 -
  Pharmacy operations                                148,470                     -
                                         --------------------  --------------------
                                                     183,470                     -
                                         --------------------  --------------------
Operating expenses
  Cost of good sold-pharmacy operations              120,754                     -
  Selling and marketing                               19,936                     -
  General and administrative                         151,317                58,238
  Production costs                                    23,328                     -
  Amortization and depreciation                       38,693                 5,812
                                         --------------------  --------------------
                                                     354,028                64,050
                                         --------------------  --------------------
Interest income                                        1,287                   382
Interest expense                                     (60,686)              (21,221)
                                         --------------------  --------------------
Net loss from discontinued operations    $          (229,957)  $           (84,889)
                                         ====================  ====================


LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

For the nine months ended September 30, 2005, ITIS's cash and cash equivalents increased by $387,618 to $491,300 in available cash at September 30, 2005 from the December 31, 2004 available cash balance of $103,682. ITIS has a working capital deficit of $2,722,927 at September 30, 2005. Cash provided by operating activities was $84,917, cash provided by investment activities was $981,171, and cash used in financing activities was $678,470.

Cash provided by operating activities of $84,917 is primarily due to cash received from bad debt recovery of $925,000, which was offset by operating expenses totaling $636,902 and interest paid of $83,492. Cash provided by investment activities of $981,171 is due to payments received on notes receivable of $995,000 and proceeds from sale of fixed assets and marketable securities of $39,649, offset by purchases of investments and fixed assets totaling $53,478. Cash used by financing activities of $678,470 is due to repayment of advances from related parties of $39,500, payments on notes payable of $243,470, and payments on notes payable related parties of $400,000. Advances from related parties of $4,500 offset these amounts.

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

As reflected in the accompanying financial statements, ITIS has incurred $37,635,962 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2005 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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


                                           ITIS HOLDINGS INC.




November 18, 2005                            /s/ Hunter M.A. Carr
                                           -------------------------------------
                                           Hunter M.A. Carr
                                           President and Chief Executive Officer

                                             /s/ Joanna Hoover
                                           -------------------------------------
November 18, 2005                          Joanna Hoover
                                           Principal Accounting Officer