Form 10KSB
period 2005-12-31
ITIS HOLDINGS INC
filed 2006-05-02
CIK 3959

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-07149
                              -------------------

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
                         None                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)
                              -------------------

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the fiscal year ended December 31, 2005 were $9,000. Revenues from discontinued operations for the fiscal year ended December 31, 2004 were $183,470.

The aggregate market value of the voting common equity held by non-affiliates of Registrant as of May 1, 2006 was $78,827 (based on the closing price of $.026 per share on May 1, 2006 as reported on the over-the-counter Bulletin Board).

There were 5,495,743 shares of Registrant's Common Stock outstanding as of May 1, 2006.


     Transitional Small Business Disclosure Format (Check one): Ye [ ] No [X]

                                                 ITIS HOLDINGS INC
                                                    Form 10-KSB
                                        For the Year Ended December 31, 2005

                                                 TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----

                                                       PART I

1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .     4
                                                       PART II

5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .     4
6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .     5
7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

8A   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21


                                                      PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
       Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21
10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
       Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24
12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .    24
13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

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

ITEM 1.  DESCRIPTION OF BUSINESS

ITIS Inc. was originally incorporated in Idaho in 1967 and, until 1992, operated as an exploratory mining company with extremely limited operations. In January 1996, ITIS Inc. was reincorporated in Delaware and the corporate name was changed to Planet Resources, Inc. On March 27, 2001, Planet Resources was spun-off from ITIS Inc. On September 18, 2002, ITIS Inc., the Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Until mid-2004, ITIS Holdings Inc. provided automated litigation support services, document and database management services, and operated pharmacies. Currently, ITIS is providing management and marketing services to third party companies and anticipates providing such services to additional companies in the future.

ITIS's common stock is traded on the over-the-counter Bulletin Board under the symbol "ITHH.OB."

PRODUCTS  AND  SERVICES

Currently, ITIS is providing management and marketing services to third party companies and anticipates providing such services to additional companies in the future.

INTELLECTUAL PROPERTY RIGHTS

PharmHouse owns a paid-up perpetual license of a pharmacy operating system. This operating system is the subject of a pending patent application. No assurance can be given that such application will be allowed in whole or in part or as to the scope of any patent that may be issued in connection with such application. PharmHouse has acquired three provisional patent rights surrounding the use of the RightScript(TM) technology platform that specifically address the unique server-based methodology and technology solutions developed by subsidiary OnPoint Solutions. In December 2003, management authorized conversion of these three provisional patents to non-provisional, regular utility patents. As of December 31, 2005, these patents are still pending.

EMPLOYEEs

ITIS and its subsidiaries had 3 full-time employees as of May 1, 2006. Our employees are not represented by any collective bargaining organization, we have never experienced a work stoppage, and we believe that our relationships with our employees are good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

FACILITIES

Our executive offices are at 12000 Westheimer, Houston, Texas, where our monthly rent is $2,238. Management believes that our current facilities are adequate to meet our needs through the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.

ITEM 3.  LEGAL PROCEEDINGS

In June 2005, ITIS settled a threatened legal action for $205,000.

ITIS is a party in several suits, originally commenced on January 36, 2001 and consolidated in the United States District Court for the Southern District of New York as Case No. 01 CIV 6600 (RLC) Internet Law Library, Inc., et al. v. Southridge Capital Management, LLC, et al., in which ITIS seeks damages for stock manipulation, federal and state securities law violations, RICO violations, fraud, and conspiracy in connection with the sale of the Company's convertible preferred stock. The defendants in the case counterclaimed against ITIS and certain former directors for securities fraud, breach of fiduciary duty, breach of contract and default relating to ITIS's refusal to convert the preferred stock. On December 8, 2005, the court entered an order dismissing all of ITIS's claims, striking the Company's affirmative defenses, and awarding a summary judgment against ITIS for unspecified damages. Certain other counterclaims against individual directors were not resolved and remain before the court. ITIS intends to defend this case vigorously but lacks the financial ability to appeal any judgment that is entered by the court. A final judgment on the basis expressed in the court's summary judgment opinion will have a material adverse effect on the financial condition of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to ITIS's security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

                                          HIGH    LOW
FISCAL YEAR  ENDED DE.  CEMBER 31,  2004
First quarter                             $0.09  $0.05
Second quarter                            $0.10  $0.05
Third quarter                             $0.05  $0.03
Fourth quarter                            $0.04  $0.03
FISCAL YEAR  ENDED DEC  EMBER 31,   2005
First quarter                             $0.25  $0.02
Second quarter                            $0.07  $0.03
Third quarter                             $0.06  $0.03
Fourth quarter                            $0.05  $0.02

Holders

At December 31, 2005, there were 1,550 holders of record of ITIS's common stock and 5,495,743 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

                                                          EQUITY COMPENSATION PLAN INFORMATION
                                --------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE            WEIGHTED AVERAGE EXERCISE
                                ISSUED UPON EXERCISE OF               EXERCISE PRICE OF           NUMBER OF SECURITIES
                                OUTSTANDING OPTIONS,                  OUTSTANDING OPTIONS,        REMAINING AVAILABLE
PLAN CATEGORY                   WARRANTS AND RIGHTS                   WARRANTS AND RIGHTS         FOR FUTURE ISSUANCE
------------------------------  ------------------------------------  --------------------------  --------------------
Equity compensation plans
  approved by security holders                                     -                                           865,000
Equity compensation plans not
  approved by security holders                             5,058,431  $                     2.94                     -
                                ------------------------------------                              --------------------
Total                                                      5,058,431                                           865,000
                                ====================================                              ====================

Sales of Unregistered Securities

During the three months ended December 31, 2005, there were no sales of unregistered securities.

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

Currently, ITIS is providing management and marketing services to third party companies and anticipates providing such services to additional companies in the future. Additionally, Management is seeking and evaluating new business opportunities on an ongoing basis. It is critical that new profitable operations commence in order to provide funds necessary for ITIS to remain in business. Funds provided by conversion of long-term assets to cash are the current source of funding.

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

     - Asset impairment- We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. Assets classified as held and used for the generation of revenue require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow from the use and licensing of certain software and databases, impairment charges of $17,995 were recorded to software costs and other intangible assets during 2004.

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

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the years ended December 31, 2005 and 2004.

RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $84,679 from $818,777 for the year ended December 31, 2004 to $734,098 for the year ended December 31, 2005 as a result of the following:

     - Payroll and related costs decreased by $61,138 from $397,187 for the year ended December 31, 2004 to $336,049 for the year ended December 31, 2005. Corporate administrative staff was reduced by four employees prior to June 30, 2004 and by an additional three employees by year-end 2004.

     - Rent, utilities, and related expenses decreased by $34,235 from $65,136 for the year ended December 31, 2004 to $30,901 for the year ended December 31, 2005 as a result of the move of our corporate offices to smaller space in June 2004.

     - Miscellaneous other general and administrative expenses, which include materials and supplies, were reduced by $25,032 from $54,363 for the year ended December 31, 2004 to $29,331 for the year ended December 31, 2005. These reduced expenses primarily resulted from reductions in administration personnel.

     - The expense of professional fees, contract services, and outside consulting services increased by $110,463 from $227,354 for the year ended December 31, 2004 to $337,817 for the year ended December 31, 2005. The increase is primarily due to the settlement of a threatened legal action in June 2005.

     - Bad debt expense of $74,737 was recorded in 2004 with no corresponding expense in 2005.

AMORTIZATION AND DEPRECIATION EXPENSE. Amortization and depreciation expense decreased by $26,162 from $39,755 for the year ended December 31, 2004 to $13,593 for the year ended December 31, 2005. The decrease is primarily due to the sale and retirement of approximately $159,000 in computer equipment in 2005.

GAIN ON DISPOSITION OF ASSETS. In 2005, subsidiary Litidex(R) had gains from sales of marketable securities in the amount of $180,206 in addition to net gains of $10,753 from the sale and retirement of computer equipment. During the year ended December 31, 2004, ITIS accepted a $350,000 lump sum payment in full satisfaction of an outstanding note receivable. The note had been reported using the installment method of accounting due to uncertainty as to collectibility.

LOSS ON SALE OF NOTE RECEIVABLE. The August 2005 sale of rights to the Asset Purchase Agreement between ITIS and Jurisearch Holdings, LLC for $810,833 in cash resulted in a recorded loss on the sale in the amount of $273,033.

BAD DEBT RECOVERY. In June 2005, ITIS received a net $994,852 in cash and other assets in a settlement agreement with our lawyers. The entire $994,852 is shown as a bad debt recovery because all amounts were written off as uncollectible in prior periods.

INTEREST INCOME. Interest income decreased by $104,595 from $153,708 for the year ended December 31, 2004 to $49,113 for the year ended December 31, 2005 primarily as a result of the pay-off of the note receivable from Jurisearch Holdings LLC in August 2005.

INTEREST EXPENSE. Interest expense increased by $109,640 from $338,378 for the year ended December 31, 2004 to $448,018 for the year ended December 31, 2005 primarily as a result of increased interest rates on adjustable interest rate debt.

DEBT FORGIVENESS INCOME. Debt forgiveness income in the amount of $87,126 and $36,709 for the years ended December 31, 2005 and 2004, respectively, results from the forgiveness of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

During the year ended December 31, 2005, ITIS's cash and cash equivalents increased by $296,441 from the December 31, 2004 balance of $103,682 in available cash to $400,123 in available cash at December 31, 2005. The Company has a working capital deficit of $2,477,109 at December 31, 2005. Cash used in operating activities was $67,966, cash provided by investment activities was $1,055,377 and cash used in financing activities was $690,970.

Cash used in operating activities of $67,966 is primarily due to operating losses. Cash provided by investment activities is due to payments received on notes receivable of $995,000, proceeds from sale of marketable securities of $323,855, and proceeds from sale of fixed assets of $25,000, netted with purchase of marketable securities of $285,000 and purchase of fixed assets of $3,478. Cash used in financing activities is due to a net $690,970 in payments made on various notes payable.

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

As reflected in the accompanying financial statements, ITIS has incurred $37,635,052 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2006 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AND

FINANCIAL STATEMENTS


                                                                                                             Page
Report of Independent Registered Public Accounting Firm. . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Consolidated Balance Sheet as of December 31, 2005 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2005
and December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . .    11

Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2005 and
December 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . .    12

Consolidated Statements of Cash Flow for the years ended December 31, 2005 and December 31, 2004 . . . . . .    13

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
ITIS Holdings Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of ITIS Holdings Inc. as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for
each of the two years then ended.   These consolidated financial statements are
the responsibility of ITIS' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITIS Holdings Inc. as of December 31, 2005 and the results of its consolidated operations and comprehensive loss and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ITIS Holdings Inc. will continue as a going concern. ITIS Holdings Inc. has a deficit equity position of $6.3 million at December 31, 2005 and incurred net losses of $137,692 and $1,077,422 during 2005 and 2004, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 10, 2006

                           ITIS HOLDINGS INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                    December 31, 2005

                                        ASSETS
Current assets:
  Cash and cash equivalents                                                $    400,123
  Account receivable                                                              9,000
  Investments available for sale, at fair market value                          444,517
  Other current assets                                                            5,000
                                                                           -------------
    Total current assets                                                        858,640

  Long-term assets                                                                2,238
  Fixed assets, net of $93,526 accumulated depreciation                           8,043
                                                                           -------------
    Total assets                                                           $    868,921
                                                                           =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable to a director                                               $     25,000
  Disputed note to Cootes Drive LLC                                             500,000
  Deferred revenue                                                               60,000
  Accounts payable                                                              102,238
  Advances from related parties                                                 863,765
  Accrued interest-related parties                                            1,778,142
  Accrued liabilities                                                             6,604
                                                                           -------------
    Total current liabilities                                                 3,335,749
  Long-term notes payable to Chairman                                         1,950,555
  Long-term notes payable to a Director                                       1,834,563
                                                                           -------------
    Total liabilities                                                         7,120,867
                                                                           -------------

  Commitments and contingencies                                                       -

Stockholders' deficit:
  5% Series A Convertible Preferred Stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding                       -
  Common stock, par value $.001, 150,000,000 shares
    authorized; 5,697,450 shares issued and  5,495,743 shares outstanding         5,697
  Additional paid-in capital                                                 31,567,812
  Accumulated deficit                                                       (37,635,052)
  Treasury stock, at cost, 201,707 shares                                      (323,127)
  Accumulated other comprehensive income,
    unrealized gain on investments                                              132,724
                                                                           -------------
    Total stockholders' deficit                                              (6,251,946)
                                                                           -------------

    Total liabilities and stockholders' deficit                            $    868,921
                                                                           =============

                 See accompanying summary of accounting policies
                        and notes to financial statements

                       ITIS HOLDINGS INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years Ended December 31, 2005 and 2004

                                                 2005          2004
                                                            (Restated)
                                             -----------  ------------
REVENUE                                      $    9,000   $         -
                                             -----------  ------------

OPERATING EXPENSES:
  General and administrative                    734,098       818,777
  Amortization and depreciation                  13,593        39,755
  Loss on sale of note receivable               273,033             -
  Bad debt recovery                            (994,852)            -
                                             -----------  ------------
  Total operating expenses                       25,872       858,532
                                             -----------  ------------

INCOME (LOSS) FROM OPERATIONS                   (16,872)     (858,532)

INTEREST INCOME                                  49,113       153,708
INTEREST EXPENSE                               (448,018)     (338,378)
GAIN ON DISPOSITION OF ASSETS                   190,959       350,000
DEBT FORGIVENESS INCOME                          87,126        36,709
                                             -----------  ------------

LOSS FROM CONTINUING OPERATIONS                (137,692)     (656,493)
                                             -----------  ------------

DISCONTINUED OPERATIONS
  Loss from operations of discontinued
    business segments                                 -      (420,929)
                                             -----------  ------------

LOSS FROM DISCONTINUED OPERATIONS                     -      (420,929)
                                             -----------  ------------

NET LOSS                                       (137,692)   (1,077,422)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain on investments
    available for sale                          118,723        43,929
                                             -----------  ------------

NET COMPREHENSIVE LOSS                       $  (18,969)  $(1,033,493)
                                             ===========  ============

NET LOSS PER SHARE:
BASIC AND DILUTED - TOTAL                    $    (0.02)  $     (0.19)
                                             ===========  ============
BASIC AND DILUTED - CONTINUING OPERATIONS    $    (0.02)  $     (0.12)
                                             ===========  ============
BASIC AND DILUTED- DISCONTINUED OPERATIONS   $        -   $     (0.07)
                                             ===========  ============

WEIGHTED AVERAGE SHARES OUTSTANDING           5,697,450     5,697,450
                                             ===========  ============

                 See accompanying summary of accounting policies
                        and notes to financial statements

                                                   ITIS HOLDINGS INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2005 AND 2004 (RESTATED)


                                            Number
                                              of
                                            Common             Additional                               Other
                                Preferred   Shares    Common    Paid-in    Accumulated   Treasury   Comprehensive
                                  Stock     Issued     Stock    Capital      Deficit       Stock        Income         TOTAL
                                -----------------------------------------------------------------------------------------------
Balances, December 31,
  2003 (Restated)                     161  5,697,450  $ 5,697  31,391,961  (36,419,938)  (323,127)        (29,928)  (5,375,335)

Fair value adjustment to
  securities available
  for sale                                         -        -           -            -          -          43,929       43,929
Imputed interest on
  related party advances                           -        -      78,218            -          -               -       78,218
Net loss                                           -        -           -   (1,077,422)         -               -   (1,077,422)
                                -----------------------------------------------------------------------------------------------
Balances, December 31,
  2004 (Restated)                     161  5,697,450    5,697  31,470,179  (37,497,360)  (323,127)         14,001   (6,330,610)

Fair value adjustment to
  securities available for sale                    -        -           -            -          -         118,723      118,723
Imputed interest on related
  party advances                                   -        -      87,633            -          -               -       87,633
Reduction in payable
  to related party                                 -        -      10,000            -          -               -       10,000
Net loss                                           -                    -     (137,692)         -               -     (137,692)
                                -----------------------------------------------------------------------------------------------
Balances, December
  31, 2005                            161  5,697,450    5,697  31,567,812  (37,635,052)  (323,127)        132,724   (6,251,946)
                                ===============================================================================================

                          ITIS HOLDINGS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                   Years Ended December 31, 2005 and 2004 (Restated)

                                                                2005          2004
                                                             -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (137,692)  $  (656,493)
  Net loss from discontinued operations                               -      (420,929)
                                                             -----------  ------------
  Net loss from continuing operations                          (137,692)   (1,077,422)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Imputed interest                                             87,633        78,218
    Amortization and depreciation                                13,593        84,259
    Amortization discount interest income                       (36,854)      (73,708)
    Bad debt expense                                                  -       184,162
    Impairment charge                                           273,033        56,995
    Debt forgiveness income                                     (87,126)      (36,709)
    (Gain) loss on sales of marketable securities              (180,206)       20,263
    Gain on sale of database                                          -      (350,000)
    Gain on sale of fixed assets                                (20,824)            -
    Loss on retirement of fixed assets                           10,071        12,197
    Net marketable securities received as bad debt recovery     (94,851)            -
    Marketable securities received for deferred revenue         (60,000)            -
    Changes in:
      Accounts receivable                                        (9,000)       10,436
      Inventory                                                       -        34,823
      Other assets                                               (4,960)       37,292
      Accounts payable                                         (151,921)      (12,608)
      Accrued liabilities                                         3,233        (3,279)
      Accrued interest - related party                          267,905       151,097
      Deferred revenue                                           60,000             -
                                                             -----------  ------------
    Net cash used in continuing operations                      (67,966)     (497,645)
    Net cash used in discontinued operations                          -      (386,339)
                                                             -----------  ------------
    Net cash used in operating activities                       (67,966)     (883,984)
                                                             -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on notes receivable                         995,000       400,833
  Proceeds from sale of database                                      -       350,000
  Proceeds from sales of marketable securities                  323,855             -
  Proceeds from sale of fixed assets                             25,000             -
  Purchase of marketable securities                            (285,000)            -
  Purchase of fixed assets                                       (3,478)            -
                                                             -----------  ------------
    Net cash provided by continuing operations                1,055,377       750,833
    Net cash provided by discontinued operations                      -             -
                                                             -----------  ------------
    Net cash provided by investing activities                 1,055,377       750,833
                                                             -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                         -       325,000
  Advances from related parties                                   4,500       175,447
  Repay advances from related parties                           (39,500)
  Payments on notes payable                                    (243,470)     (374,590)
  Payments on notes payable-related parties                    (412,500)            -
                                                             -----------  ------------
    Net cash provided by (used in) continuing operations       (690,970)      121,527
    Net cash provided by discontinued operations                      -         4,330
                                                             -----------  ------------
    Net cash provided by (used in) financing activities        (690,970)      125,857
                                                             -----------  ------------
NET CHANGE  IN CASH AND CASH
  EQUIVALENTS                                                   296,441        (7,294)
CASH AND CASH EQUIVALENTS, beginning of period                  103,682       110,976
                                                             -----------  ------------
CASH AND CASH EQUIVALENTS, end of period                     $  400,123   $   103,682
                                                             ===========  ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $   92,482   $   186,934
  Income tax paid                                                     -             -
  Non cash investing and financing transactions:
    Fair value of marketable securities delivered
      as interest payment                                             -        25,000
    Fair value of marketable securities received
      for deferred revenue                                       60,000             -
    Reclassify accounts payable to related party to
      additional paid in capital                                 10,000             -

                        See accompanying summary of accounting policies
                              and notes to financial statements

ITIS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business. ITIS Inc. was originally incorporated in Idaho in 1967 and, until 1992, operated as an exploratory mining company with extremely limited operations. In January 1996, ITIS Inc. was reincorporated in Delaware and the corporate name was changed to Planet Resources, Inc. On March 27, 2001, Planet Resources was spun-off from ITIS Inc. On September 18, 2002, ITIS Inc., the Delaware corporation, merged into its wholly owned subsidiary, ITIS Holdings Inc., a Nevada corporation. ITIS Holdings Inc. became the surviving corporation after the effective date of the merger. Until mid-2004, ITIS Holdings Inc. provided automated litigation support services, document and database management services, and operated pharmacies. Currently, ITIS is providing management and marketing services to third party companies.

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

Details of ITIS's marketable equity securities available for sale as of December 31, 2005 are as follows:

                                    As of
                                 12/31/2005
                                 -----------
Aggregate fair value             $   444,517
Gross unrealized holding gains       161,320
Gross unrealized holding losses       28,596

                                        Year ended
                                  12/31/2005   12/31/2004
                                 ------------  -----------
Proceeds from sales              $   323,855   $    25,000
Gross realized gains                 188,757             -
Gross realized losses                 (8,551)       20,263
Other than temporary impairment            -        39,000

Details of the gross unrealized holding losses are as follows:


                                                         Unrealized
                                            Fair Value      Loss
Investment                          Cost    12/31/2005   12/31/2005
---------------------------------  -------  -----------  -----------
195,100 shares of ATSI             $49,567  $    40,971  $     8,596
  Communications, Inc.

400,000 shares of US BioTec, Inc.   60,000       40,000       20,000

An other than temporary impairment was not recognized for these holdings because US BioTec, Inc. has been at an unrealized loss position for less than twelve months, and as of February 10, 2006 ITIS has unrealized holding gains in ATSI Communications, Inc.

Revenue Recognition. ITIS recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Fixed assets consisted of the following at December 31, 2005:

        Description                        Life        Amount
        -----------------------         ----------  ------------
        Computer equipment              3    years  $    66,001
        Office furniture and equipment  7    years       35,568
                                                    ------------
                                                        101,569
        Less: accumulated depreciation                  (93,526)
                                                    ------------
                                                    $     8,043
                                                    ============

Depreciation expense totaled $13,593 and $84,259 in 2005 and 2004, respectively.

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

Basic Loss Per Share. Basic loss per share has been computed by dividing net loss by the weighted average number of shares outstanding. All options outstanding at December 31, 2005 and 2004 have not been included because they are anti-dilutive. Accordingly, basic and diluted loss per share is the same for all periods presented.

Recently issued accounting pronouncements. ITIS does not expect the adoption of recently issued accounting pronouncements to have a significant impact on ITIS' results of operations, financial position or cash flow.

NOTE  2  -  BAD  DEBT  RECOVERY

On June 7, 2005, ITIS Holdings Inc. and its subsidiary, ITIS, Inc. received $925,000 of cash and 399,000 shares of ATSI Communications, Inc. valued at $99,750 in a settlement agreement with our lawyers. As part of the agreement, ITIS relinquished certain assets for $25,000 in cash, 50,000 shares of Eagletech Communications, Inc. and 3,960 shares of ATSI Communications, Inc., valued at $4,898, to the Law Firms in July 2005. ITIS and its directors released the Law Firms from certain claims arising from pending litigation in which the Law Firms represent the Company and its directors and the Law Firms released the Company from certain claims relating to the litigation support business. The entire $994,852 is shown as a bad debt recovery because all amounts were written off as uncollectible in prior periods.

NOTE 3- GOING CONCERN

ITIS does not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow ITIS to remain in business. The litigation support services of Litidex(R) have been suspended indefinitely, and on June 1, 2004, subsidiary PharmHouse closed its only operating pharmacy. Management is seeking and evaluating new business opportunities on an ongoing basis. In November 2005 ITIS began providing management and marketing services to third party companies and anticipates providing such services to additional companies in the future. Management plans to continue to utilize additional loans from related parties and investors as long as funds from these sources remain available.

ITIS will be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders.

As reflected in the accompanying financial statements, ITIS has incurred $37,635,052 in losses since inception and has used significant amounts of cash
in operating ITIS.   ITIS' current working capital is not sufficient to cover
cash requirements for the 2006 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

NOTE  4  -DISCONTINUED  OPERATIONS

PharmHouse operations were suspended due to changes in the law that resulted in the company's inability to execute its business plan to provide Level II electronic prescriptions. The operations of Litidex were discontinued as an indirect result of the dismissal of our claims against Southridge Capital Management LLC, which ultimately made us unable to renegotiate our litigation support service contracts with third party companies. As such, during the year ended December 31, 2004, losses from the discontinued operations of PharmHouse and Litidex(R) were recorded in the amount of $166,931 and $253,998, respectively.

Details of losses from operations of discontinued business segments in 2004 are as follows:

Revenue, net of deferred income
Automated litigation support services        $  35,000
Database management sales and services               -
Pharmaceutical sales                           148,470
                                             ----------
Total revenues                                 183,470
                                             ----------
Operating expenses
Cost of sales-pharmaceuticals                  120,754
Selling and marketing                           19,936
General and administrative                     224,197
Production and computer service                 23,328
Amortization and depreciation                   44,504
Impairment charge                               56,995
Loss on sale and retirement of assets           12,197
                                             ----------
Total operating expenses                       501,911
                                             ----------
Operating loss from discontinued operations   (318,441)
Interest income                                  1,443
Interest expense                               (83,668)
Gain on sale of investments                    (20,263)
                                             ----------
Net loss from operations of
discontinued business segments               $(420,929)
                                             ==========

NOTE  5  -  IMPAIRMENT  OF  ASSETS

Assets classified as held and used require the recognition of an impairment loss whenever events or circumstances have indicated than an asset may be impaired, and the future cash flows (undiscounted and without interest charges) from that asset are less than the asset's carrying amount. Due to the inability of ITIS and its subsidiaries to achieve profitability and positive cash flow, impairment charges of $17,995 were recorded to software costs and other intangible assets during 2004. In addition, marketable securities available for sale were judged by management to be other than temporarily impaired by $39,000 at December 31, 2004. These amounts are included in the Loss from operations of discontinued business segments line of the consolidated income statement.

NOTE 6 - ACQUISITIONS & DISPOSITIONS

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

NOTE 7 - SHORT-TERM RELATED PARTY NOTES PAYABLE

        Note payable to a director, with interest at prime + 2%, due on demand  $ 25,000
        Advances payable to directors, no interest and due on demand             863,765
                                                                                --------
        Net due                                                                 $888,765
                                                                                --------

On July 15, 2005 and November 21, 2005, ITIS made aggregate principal payments of $50,000 to the director.

Although the advances are non-interest bearing, interest on the total amount due is imputed at a 10% interest rate and recorded as paid-in-capital. Management estimated that it would be required to pay interest at the rate of 10% on borrowing from commercial sources based on budgetary discussions with potential lending sources.

NOTE 8 - LONG-TERM RELATED PARTY NOTES PAYABLE

        Note payable to the CEO, with interest at prime + 2%,
        due May 22, 2007                                          $1,950,555

        Note payable to a director, with interest at prime + 2%,
        due May 22, 2007                                           1,669,113

        Note payable to a director, with interest at prime + 2%,
        due May 22, 2007                                             165,450
                                                                  ----------
        Net due                                                   $3,785,118
                                                                  ----------

On June 15, 2005 and July 15, 2005, ITIS made aggregate principal payments of $199,563 to the CEO and $187,937 to the directors, respectively.

Each of these notes carries a written commitment to ITIS to provide forbearance and extend the due date on such note to at least December 31, 2006, if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, each of the notes has been classified as long-term.

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

NOTE 10 - INCOME TAXES

ITIS has had losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 2005, ITIS had accumulated net operating loss ("NOL") carryforwards for income tax purposes of approximately $33.4 million, resulting in deferred tax asset amounts of $11.4 million. These carry-forwards begin to expire in 2018 through 2025. The Tax Reform Act of 1986 provided for an annual limitation on the use of NOL and tax credit carryforwards following certain ownership changes that limit ITIS's ability to utilize these carryforwards. Additionally, because U.S. tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, ITIS may not be able to take full advantage of its NOL and tax credits for federal income tax purposes. Since ITIS has had recurring operating losses since inception and there is no assurance of future taxable income, a valuation allowance has been established to fully offset the deferred tax assets.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

ITIS leases its office space, with monthly payments of $2,238, under a lease that expires in August 2006. Rent expense under various operating leases was $30,901 and $85,629 for 2005 and 2004, respectively. The decrease was as a result of moving our corporate offices to a smaller space in June 2004.

        Future minimum lease  payments under  operating leases are:
              2006                          15,666
                                    --------------
              Total                         15,666
                                    ==============

Litigation

In June 2005, ITIS settled a threatened legal action for $205,000.

ITIS is a party in several suits, originally commenced on January 36, 2001 and consolidated in the United States District Court for the Southern District of New York as Case No. 01 CIV 6600 (RLC) Internet Law Library, Inc., et al. v. Southridge Capital Management, LLC, et al., in which ITIS seeks damages for stock manipulation, federal and state securities law violations, RICO violations, fraud, and conspiracy in connection with the sale of the Company's convertible preferred stock. The defendants in the case counterclaimed against ITIS and certain former directors for securities fraud, breach of fiduciary duty, breach of contract and default relating to ITIS's refusal to convert the preferred stock. On December 8, 2005, the court entered an order dismissing all of ITIS's claims, striking the Company's affirmative defenses, and awarding a summary judgment against ITIS for unspecified damages. Certain other counterclaims against individual directors were not resolved and remain before the court. ITIS intends to defend this case vigorously but lacks the financial ability to appeal any judgment that is entered by the court. A final judgment on the basis expressed in the court's summary judgment opinion will have a material adverse effect on the financial condition of the Company.

ITIS is also a party to other lawsuits related to matters normally incidental to the Company's business. No other case, or group of related cases presenting substantially similar issues of law or fact, exceeds 10% of the Company's current assets or is expected to have a material effect on the manner in which the Company conducts its business.

NOTE 12 - COMMON STOCK

No new shares of common stock of ITIS were issued during the years ended December 31, 2005 and 2004.

NOTE  13  -  SERIES  A  CONVERTIBLE  PREFERRED  STOCK

On May 11,2000, ITIS entered into an intermediate financing agreement with a private capital fund and privately placed 300 shares of 5% series A Convertible Preferred Stock for $3 million. The holders of the shares have the right to convert their shares to common stock at any time based on a price equal to the lesser of (i) $3.2375 or (ii) 80% of the average of the three lowest closing bid prices during a 20-day trading period prior to the date of conversion. On December 31, 2005 and 2004, 161.08 shares of the preferred stock remain outstanding. Due to litigation in regard to the foregoing financing agreement, ITIS does not expect any additional funding related to this financing agreement nor does management intend to honor any conversion requests submitted by the lender.

NOTE  14  -  STOCK  OPTIONS  AND  WARRANTS

Under ITIS's 1999 Stock Option Plan, the board's compensation committee may grant up to 300,000 stock options to purchase common stock of ITIS (either incentive or non-qualified stock options) and stock appreciation rights to officers and employees.

Under ITIS's 1999 Director Option Plan, automatic grants of up to 20,000 stock options to non-employee directors are due. As of December 31, 2005 12,100 options were due to non-employee directors under the Director Option Plan, recorded at nominal amounts.

Under ITIS's 2001 Executive Stock Option Plan, the board's stock option committee may grant stock options to employees to purchase up to 700,000 shares of common stock of ITIS. In 2001, the stock option committee of the board of directors approved the issue of 155,000 stock options under the Executive Stock Option Plan.

There were no stock options or warrants granted during the years ended December 31, 2005 and 2004.

                             Year Ended             Year Ended
                         December 31, 2005      December 31, 2004
                       ---------------------  ----------------------
                       Weighted               Weighted
                       Average                Average
                       Exercise   Number of   Exercise   Number of
                       Price      Shares      Price      Shares
                       ---------  ----------  ---------  -----------
Options Outstanding,
  Beginning of Period  $    2.94  5,201,931   $    2.94    5,201,931
Options Granted                -          -           -            -
Options Cancelled      $   20.72   (143,500)          -            -
Options Exercised              -          -           -            -
                                  ----------             -----------
Options Outstanding,
  End of Period        $    2.43  5,058,431   $    2.94    5,201,931
                                  ==========             ===========
Options Exercisable,
  End of Period        $    2.43  5,058,431   $    2.94    5,201,931
                                  ==========             ===========

Other information regarding stock options outstanding at December 31, 2005 is as follows:

                                  Options Outstanding     Options Exercisable
                                ----------------------  ----------------------

                                            Weighted                Weighted
                    Remaining               Average                 Average
Range of Exercise   Life        Number of   Exercise    Number of   Exercise
      Price         (Years)     Shares      Price       Shares      Price
------------------  ----------  ----------  ----------  ----------  ----------
$ .96-1.50               .2-.5   4,806,431  $     0.96   4,806,431  $     0.96
$ 30.00                 .7-3.3     245,000  $    30.00     245,000  $    30.00
$ 45.00-51.90           .7-1.7       7,000  $    47.96       7,000  $    47.96
                                ----------              ----------
                                 5,058,431               5,058,431
                                ==========              ==========

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

There are currently two directors on our board of directors. Our board of directors is divided into three classes with staggered three-year terms.

The following table sets forth certain information concerning our directors and executive officers who were either serving or had been chosen to serve in this capacity as of May 1, 2006:

     NAME                    AGE  POSITION WITH ITIS
     ----------------------  ---  ------------------
     Hunter M.A. Carr. . .   58  Chairman of the Board of Directors, President and Chief
                                 Executive Officer

     W. Allyn Hoaglund . .   58  Director, Chairman of Audit Committee, Chairman of
                                 Litigation Committee

     Kara A. Kirker. . . .   43  Secretary/Treasurer, and Chief Financial Officer and Treasurer
                                 of National Law Library

     Joanna Hoover . . . .   56  Executive Vice President, Chief Financial Officer

HUNTER M.A. CARR is 58 years old and has been a director since March 30, 1999.Mr. Carr has been our chairman of the board of directors, president and chief executive officer since March 30, 1999. He is the founder of National Law Library, Inc. and has served as chairman of the board and president of National Law Library since its founding in November 1998. From April 1994 until July 1999, Mr. Carr served as chairman of the board and chief executive officer of ITIS, Inc. (Litidex(R)), a Texas corporation in which he was the sole stockholder at that time. In July 1999, Mr. Carr resigned as chief executive officer of Litidex(R), and in April 2000 the Texas corporation became a wholly owned subsidiary of ITIS. Mr. Carr was re-elected as CEO of Litidex(R) in May 2002 and resigned in January 2004.

W. ALLYN HOAGLUND is 58 years old and has been a director since July 27, 2000. An experienced trial attorney in Houston, Texas, Mr. Hoaglund concentrates his law practice on civil matters, including personal injury, malpractice, products liability, condemnation law, and major commercial litigation. He has been in solo practice since 1987, having previously been associated with both Vinson & Elkins and Helm, Pletcher & Hogan. Mr. Hoaglund holds a B.A. from Louisiana State University and a J.D. from the University of Houston Law Center and is admitted to practice before the United States Supreme Court. He is board certified in Civil Trial Law by the Texas Board of Legal Specialization. He is a member of Phi Alpha Delta and the Order of the Barons, and a Fellow of the Houston Bar Foundation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that ITIS's executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings with the SEC. ITIS believes, based solely on a review of the copies of such reports furnished to ITIS during the fiscal year ended December 31, 2005, that all Section 16(a) filing requirements applicable to its directors, officers and 10% beneficial owners were satisfied by each such person.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid by ITIS directly to certain executive officers during the fiscal years ended December 31, 2005, 2004 and 2003. Apart from these officers, ITIS did not pay any other executive officers an annual salary and bonus exceeding $100,000 during these periods.

                                             SUMMARY COMPENSATION TABLE
                             FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                      ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                 -------------------------------  -----------------------------------
                                                                           AWARDS           PAYOUTS
                                                                  -----------------------  ----------
                                                       OTHER      RESTRICTED   SECURITIES                   ALL
NAME AND PRINCIPAL                                    ANNUAL         STOCK     UNDERLYING     LTIP         OTHER
POSITION                   YEAR   SALARY   BONUS   COMPENSATION      AWARDS      OPTIONS     PAYOUTS    COMPENSATION
-------------------------  ----  --------  ------  -------------  -----------  ----------  ----------  -------------
Hunter M.A. Carr,          2005  $ 30,000  $    -  $           -  $         -           -  $        -  $           -
  Chairman of the Board,   2004  $      -  $    -  $           -  $         -           -  $        -  $           -
  President and Chief      2003  $142,500  $    -  $           -  $         -           -  $        -  $           -
  Executive Officer

Joanna Hoover,             2005  $ 75,000  $    -  $           -  $         -           -  $        -  $           -
  Vice President and       2004  $ 70,000  $    -  $           -  $         -           -  $        -  $           -
  Chief Financial Officer  2003  $116,250  $    -  $           -  $         -           -  $        -  $           -

Kara A. Kirker             2005  $ 92,000  $    -  $           -  $         -           -  $        -  $           -
  Secretary/Treasurer      2004  $ 84,000  $    -  $           -  $         -           -  $        -  $           -
                           2003  $ 84,000  $    -  $           -  $         -           -  $        -  $           -

During the year ended December 31, 2005 ITIS did not grant any stock options or stock appreciation rights.

There were no exercises of stock options by employees of ITIS during the year ended December 31, 2005. The number and value of securities underlying unexercised options held on December 31, 2005 is as indicated below.

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

(2)Based on the difference between the option exercise prices and the closing sale price of $.02 of our common stock as reported on the over-the-counter bulletin board on December 31, 2005 multiplied by the number of shares underlying the options.

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

In December 1999, the board of directors approved outside director compensation in the form of awards of our common stock. These awards were to be for 25,000 shares of our common stock payable to each outside director at the beginning of each year of service. In August 2002, the board of directors approved a change to outside director compensation as follows:

     - Director fees were changed from 25,000 shares per year to $25,000 in shares per year

     - Committee fees were established to compensate the chairman with an additional $15,000 in shares per year, a member with an additional $12,000 in shares per year

In September 2002 we issued a total of 261,324 shares of our common stock, valued at $192,730, to outside directors. No shares of common stock were issued to directors in 2004 or 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of May 1, 2006 regarding the beneficial ownership of our common stock (I) by each person or group known by our management to own more than 5% of the outstanding shares of common stock,
(ii) by each director, and (iii) by all directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below, subject to applicable community property laws.

The mailing address for each person identified below is c/o ITIS Holdings Inc.,
P. O. Box 421566, Houston, Texas, 77242.

                                       BENEFICIALLY       OUTSTANDING
NAME                                   OWNED              SHARES (1)
Hunter M.A. Carr                          4,217,245  (2)         52.2%
Paul Thayer                                 406,602  (3)          7.1%
George A. Roberts                         2,256,676  (4)         29.7%
W. Allyn Hoaglund                           130,000               2.8%
Joanna Hoover                                82,500               1.8%
Kara A. Kirker                              272,327  (5)          5.8%

All officers and directors as a group     4,702,072              58.2%

(1) Percentage of beneficial ownership is based on 5,495,743 shares of common stock outstanding as of May 1, 2006. In computing an individual's beneficial ownership, the number of shares of common stock subject to options held by that individual that are exercisable as of or within 60 days of May 1, 2006, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.

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

(5) Includes 187,327 shares held by Mrs. Kirker's spouse, as to which Mrs. Kirker disclaims beneficial ownership

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITIS has a short-term note payable for $25,000 with interest at prime + 2%, due on demand, to a director. ITIS has due on demand advances payable to directors for $863,765. Although the advances are non-interest bearing, interest on the total amount due is imputed at a 10% interest rate and recorded as paid-in-capital.

ITIS has long term notes payable to related parties as follows:

       Note payable to the CEO, with interest at prime + 2%,
       due July 15, 2006                                         $1,950,555

       Note payable to a director, with interest at prime + 2%,
       due July 15, 2006                                          1,669,113

       Note payable to a director, with interest at prime + 2%,
       due July 15, 2006                                            165,450
                                                                 ----------

       Net due                                                   $3,785,118
                                                                 ----------

Each of these notes carries a written commitment to ITIS to provide forbearance and extend the due date on such note to at least December 31, 2006 if to demand payment would impair ITIS's ability to meet its other existing liabilities and commitments. Management believes that to demand payment would impair ITIS's ability to meet other obligations and therefore, each of the notes has been classified as long-term.

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


EXHIBIT         DESCRIPTION
NUMBER          -----------
------

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


EXHIBIT         DESCRIPTION
NUMBER          -----------
------

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


EXHIBIT         DESCRIPTION
NUMBER          -----------
------

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


EXHIBIT         DESCRIPTION
NUMBER          -----------
------

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

(1) Form 8-K filed on December 19, 2005 reporting under Item 5.02 the resignations of George A. Roberts and W. Paul Thayer from the Board of Directors of ITIS Holdings Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company's independent public accountants for the audit of the Company's financial statements for the fiscal year ended December 31, 2005 and 2004 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were $31,864 and $41,025, respectively.

Audit-Related Fees

There were no fees billed for other audit-related services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2005 and 2004.

Tax Fees

There were no fees billed for tax services rendered by the Company's independent public accountants for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

There were no other fees billed for products or services provided by the principal accountant during the fiscal years ended December 31, 2005 and 2004.

The Audit Committee considered whether, and has determined that, the provision of services by the Company's independent public accountants is compatible with maintaining the independent accountant's independence. At the present time, all tax and related consulting services are being provided by accountants other than the Company's independent public accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2006.

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

/s/ Hunter M.A. Carr      Chairman of the Board, President and     May 1, 2006
---------------------     Chief Executive Officer
Hunter M.A. Carr          (Principal Executive Officer)

/s/ W. Allyn Hoaglund     Director                                 May 1, 2006
---------------------
W. Allyn Hoaglund

/s/ Joanna Hoover         Vice President and Chief Financial       May 1, 2006
---------------------     Officer(Principal Financial and
Joanna Hoover             Accounting Officer)

Exhibit Index

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


EXHIBIT         DESCRIPTION
NUMBER          -----------
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

16.4            Letter, dated May 20, 2003 from Fitts, Roberts & Co., P.C. to the Securities and Exchange
                Commission (incorporated by reference to Exhibit 16.4 to ITIS's Form 8-K/A filed on May 21,
                2003)

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