Form 10QSB
period 2006-03-31
ITIS HOLDINGS INC
filed 2006-05-22
CIK 3959

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                   FORM 10-QSB

        [X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares of the issuer's common stock outstanding as of May 15, 2006 was 5,495,743.

Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                ---     ---

PART  I  --  FINANCIAL  INFORMATION

                                              ITIS HOLDINGS INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 2006    December 31, 2005
                                                                             (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                $       144,729   $          400,123
  Accounts receivable                                                                    -                9,000
  Investments available for sale, at fair market value                             369,938              444,517
  Other current assets                                                               5,000                5,000
                                                                           ----------------  -------------------
    Total current assets                                                           519,667              858,640

  Long-term assets                                                                   2,238                2,238
  Fixed assets, net of $94,008  and $93,526 accumulated depreciation                 7,561                8,043
                                                                           ----------------  -------------------
    Total assets                                                           $       529,466   $          868,921
                                                                           ================  -------------------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable to a director                                               $        25,000   $           25,000
  Disputed note to Cootes Drive LLC                                                500,000              500,000
  Deferred revenue                                                                  60,000               60,000
  Accounts payable                                                                  82,808              102,238
  Advances from related parties                                                    863,765              863,765
  Accrued interest-related parties                                               1,872,852            1,778,142
  Accrued liabilities                                                                8,793                6,604
                                                                           ----------------  -------------------
    Total current liabilities                                                    3,413,218            3,335,749
  Long-term notes payable to Chairman                                            3,785,117            1,950,555
  Long-term notes payable to a Director                                                  -            1,834,563
                                                                           ----------------  -------------------
Total liabilities                                                                7,198,335            7,120,867
                                                                           ----------------  -------------------

    Commitments and contingencies                                                        -                    -

Stockholders' deficit:
  5% Series A Convertible Preferred stock, par value $.001;
    300 shares authorized; 161.08 shares issued and outstanding                          -                    -
  Common stock, par value $.001, 150,000,000 shares
    authorized;  5,697,450 shares issued and 5,495,743 shares outstanding            5,697                5,697
  Additional paid in capital                                                    31,589,110           31,567,812
  Accumulated deficit                                                          (37,912,129)         (37,635,052)
  Treasury stock, at cost, 201,707 shares                                         (323,127)            (323,127)
  Accumulated other comprehensive income,
    unrealized gain on investments                                                 (28,420)             132,724
                                                                           ----------------  -------------------
    Total stockholders' deficit                                                 (6,668,869)          (6,251,946)
                                                                           ----------------  -------------------

    Total liabilities and stockholders' deficit                            $       529,466   $          868,921
                                                                           ================  ===================

                          ITIS HOLDINGS INC.
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             (Unaudited)

                                            For the three months
                                              ended March 31,
                                             2006         2005
                                          -----------  -----------

REVENUE                                   $   18,000   $        -
                                          -----------  -----------

OPERATING EXPENSES:
  Amortization and depreciation                  482        8,033
  General and administrative                 197,622      138,943
                                          -----------  -----------
Total operating expenses                     198,104      146,976
                                          -----------  -----------

LOSS FROM  OPERATIONS                       (180,104)    (146,976)

INTEREST INCOME                                2,282       18,427
INTEREST EXPENSE                            (116,008)    (109,007)
LOSS ON DISPOSITION OF ASSETS                      -      (10,071)
GAIN ON SALE OF MARKETABLE SECURITIES         16,753            -
                                          -----------  -----------

NET LOSS                                    (277,077)    (247,627)

OTHER COMPREHENSIVE LOSS
  Unrealized loss on investments
    available for sale                      (161,144)      (2,312)
                                          -----------  -----------

COMPREHENSIVE LOSS                        $ (438,221)  $ (249,939)
                                          ===========  ===========

LOSS PER COMMON SHARE - BASIC AND
  DILUTED                                 $    (0.05)  $    (0.05)
                                          ===========  ===========

WEIGHTED AVERAGE SHARES USED IN
  COMPUTING LOSS PER
  COMMON SHARE                             5,495,743    5,495,743
                                          ===========  ===========

                              ITIS HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                          For the three months
                                                            ended March 31,
                                                            2006        2005
                                                         ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(277,077)  $(247,627)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Amortization and depreciation                              482       8,033
    Loss on retirement of fixed assets                           -      10,071
    Gain on sales of marketable securities                 (16,753)          -
    Imputed interest                                        21,298      21,613
    Amortization discount interest income                        -     (18,427)
    Changes in:
      Accounts receivable                                    9,000           -
      Other assets                                               -          40
      Bank overdraft                                             -       3,312
      Accounts payable                                     (19,431)     (5,732)
      Accrued interest-related party                        94,710      75,118
      Accrued liabilities                                    2,189       2,221
                                                         ----------  ----------

    Net cash used in operating activities                 (185,582)   (151,378)
                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds received on notes receivable                          -      86,667
  Purchase of investments                                 (125,440)          -
  Proceeds from sale of marketable securities               55,628           -
                                                         ----------  ----------

    Net cash (used in) provided by investing activities    (69,812)     86,667
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                  -       4,500
  Repay advances from related parties                            -     (25,000)
  Payments on notes payable                                      -     (18,471)
                                                         ----------  ----------

    Net cash used in financing activities                        -     (38,971)
                                                         ----------  ----------

NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                             (255,394)   (103,682)

CASH AND CASH EQUIVALENTS, beginning of period             400,123     103,682
                                                         ----------  ----------

CASH AND CASH EQUIVALENTS, end of period                 $ 144,729   $       -
                                                         ==========  ==========

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                 $       -   $   3,779
  Income taxes paid                                              -           -

ITIS  HOLDINGS  INC.
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1-BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements of ITIS Holdings Inc. ("ITIS") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ITIS's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE  2-INVESTMENTS

Investments include marketable equity securities available for sale at their fair value. Any unrealized holding gains and losses of the securities are excluded from operating results and are recognized as other comprehensive income. The fair values of the securities at the end of the period are determined based on prevailing market prices. During the year management may estimate the fair value of securities not regularly traded.

Details  of  ITIS's  marketable  equity  securities  are  as  follows:

                                              3/31/2006   12/31/2005
                                             ----------  -----------
Aggregate fair value                         $  369,938  $   444,517
Gross unrealized holding gains                    3,960      161,320
Gross unrealized holdings losses                 32,380       28,596

Details of the gross unrealized holding losses as of March 31, 2006 are as follows:

                                                           Unrealized
                                             Fair Value       Loss
Investment                           Cost     3/31/2006    3/31/2006
---------------------------------  --------  -----------  ------------

1,729,367 shares of
  Nussentials Holdings Inc.        $327,666  $   311,286  $   (16,380)
400,000 shares of US BioTec, Inc.    60,000       44,000      (16,000)
                                   --------  -----------  ------------
                                   $387,666  $   355,286   $  (32,380)

An other than temporary impairment was not recognized for these holdings as the stock price of Nussentials Holdings Inc. has recovered since March 31, 2006 and ITIS currently has unrealized gains in this investment, and the stock price of U.S. BioTec, Inc. has been at a loss position for less than 90 days and is expected to recover.

NOTE  3-LONG-TERM  RELATED  PARTY  NOTES  PAYABLE

Pursuant to an agreement between CEO Hunter M. A. Carr, W. Paul Thayer and George A. Roberts, past members of the Board of Directors of ITIS, long-term notes payable to Mr. Thayer and Dr. Roberts in the amount of $165,450 and $1,669,113, respectively, and related accrued interest payable totaling $854,097, were sold and transferred to Mr. Carr effective December 20, 2005. The terms of the long-term debt remain the same, and the liabilities of ITIS were not affected by this agreement.

NOTE 4-ISSUANCE OF STOCK OPTIONS AND WARRANTS

On January 1, 2006, ITIS adopted SFAS No. 123(R)"Share-Based Payment" ("SFAS 123
(R). SFAS 123 (R) replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. ITIS did not grant any options during the three month periods ended March 31, 2006 and 2005.

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

Currently, ITIS is providing management and marketing services to third party companies and anticipates providing such services to additional companies in the future. Additionally, management is seeking and evaluating new business opportunities on an ongoing basis. It is critical that new profitable operations commence in order to provide funds necessary for ITIS to remain in business. Funds provided by conversion of assets to cash are the current source of funding.

The following is management's discussion and analysis of certain significant factors that have affected ITIS's financial condition and results of operations during the three months ending March 31, 2006 and 2005.

RESULTS  OF  OPERATIONS

Revenue. During the quarter ended March 31, 2006, revenues of $18,000 were generated by providing management and marketing services. There were no revenues generated during the quarter ended March 31, 2005.

Amortization and Depreciation Expense. Amortization and depreciation expense decreased by $7,551 to $482 for the three months ended March 31, 2006 from $8,033 for the three months ended March 31, 2005. The decrease is primarily due to retirement of fixed assets.

General and Administrative Expense. General and administrative expense increased by $58,679 to $197,622 for the three months ended March 31, 2006 from $138,943 for the three months ended March 31, 2005. The net changes are a result of the following:

     - Payroll and related costs at the administrative and management level increased by $56,721 for the three months ended March 31, 2006 primarily as a result of the resumption of salaries by the CEO and CFO, netted by the elimination of one administrative assistant position.

     - The expense of professional fees, contract services, and outside consulting services increased by $4,357 for the three months ended March 31, 2006 due to increased consulting fees of $19,170 netted by decreased legal, accounting and contract services costs of $14,813.

     - Miscellaneous other general and administrative expenses including materials and supplies, telephone expense, and ISP co-location costs decreased by $2,399 for the three months ended March 31, 2006.

Interest Income. Interest income decreased by $16,145 to $2,282 for the three months ended March 31, 2006 from $18,427 for the three months ended March 31, 2005 primarily as a result of the pay-off of the note receivable from Jurisearch Holdings LLC in August 2005.

Interest Expense. Interest expense increased by $7,001 to $116,008 for the three months ended March 31, 2006 from $109,007 for the three months ended March 31, 2005 primarily as a result of increased interest rates on adjustable interest rate debt.

Gain (Loss) on Disposition of Assets. During the three months ended March 31, 2006, subsidiary Litidex had gains from sales of marketable securities in the amount of $16,753. During the three months ended March 31, 2005, subsidiary National Law Library recorded a loss on retirement of fixed assets in the amount of $10,071.

LIQUIDITY  AND  CAPITAL  RESOURCES

ITIS's ability to execute its business strategy depends to a significant degree on its ability to generate an established source of revenues, working capital, and positive cash flow, and its ability to attract additional capital. ITIS's principal demands for liquidity are cash for normal operations.

For the three months ended March 31, 2006, ITIS's cash and cash equivalents decreased by $255,394 to $144,729 in available cash at March 31, 2006 from the December 31, 2005 available cash balance of $400,123. ITIS has a working capital deficit of $2,893,551 at March 31, 2006. Cash used by operating activities was $185,582, cash used by investment activities was $69,812, and cash used in financing activities was $-0-.

Cash used by operating activities of $185,582 is primarily due operating losses. Cash used by investment activities of $69,812 is due to purchases of investments totaling $125,440 offset by proceeds from sale of marketable securities of $55,628.

ITIS does not at this time have an established source of revenues, working capital or cash flow to cover operating costs to allow ITIS to remain in business. While management is seeking new business opportunities for ITIS, the litigation support services of Litidex(R) have been suspended indefinitely, and on June 1, 2004, subsidiary PharmHouse closed its only operating pharmacy. While management has successfully converted certain assets to cash, it is critical that a new source of operating revenues be established.

ITIS will be required to obtain additional financing or equity capital to remain in business, and that capital, if available, may have provisions that could further suppress current and future stock prices and cause significant dilution to current shareholders.

As reflected in the accompanying financial statements, ITIS has incurred $37,912,129 in losses since inception and has used significant amounts of cash in operating ITIS. ITIS' current working capital is not sufficient to cover cash requirements for the 2006 fiscal year or to bring the ITIS to a positive cash flow position. ITIS may not ever become profitable and could fail as a going concern.

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


                               ITIS HOLDINGS INC.




May  22,  2006                         /s/  Hunter  M.A.  Carr
                                       -----------------------
                                       Hunter  M.A.  Carr
                                       President  and  Chief  Executive  Officer


                                       /s/  Joanna  Hoover
                                       -------------------
May  22,  2006                         Joanna  Hoover
                                       Principal  Accounting  Officer